Form 10-K
period 1993-12-31
U S HOME CORP /DE/
filed 1994-02-25
CIK 101640

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 1-5899

                             U.S. HOME CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     21-0718930
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                   1800 WEST LOOP SOUTH, HOUSTON, TEXAS 77027
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 877-2311

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                            NAME OF EACH
                      TITLE OF EACH CLASS                           EXCHANGE OF WHICH REGISTERED
- ----------------------------------------------------------------    ----------------------------
Common Stock, $.01 par value per share                                   New York Stock Exchange
Convertible Redeemable Preferred Stock, $.10 par value per share         New York Stock Exchange
Class B Warrants to acquire Common Stock                                 New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES /X/ NO / /

     As of February 10, 1994, the number of shares outstanding of Registrant's voting stock was 11,344,065 and the aggregate market value of the Registrant's voting stock held by non-affiliates was $240,105,410.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                 PART OF 10-K
                                                                              WHERE INCORPORATED
                                                                              ------------------
Proxy Statement dated March 3, 1994 for the Annual Meeting of Stockholders
  to be held on April 6, 1994.............................................            III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     U.S. Home Corporation ("U.S. Home" or the "Company"), organized in 1954 and incorporated in the State of Delaware in 1959, is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 185 new home communities in 27 metropolitan areas in ten states. Since its formation, the Company has delivered more than 246,000 homes. The Company conducts substantially all of its home building business through U.S. Home, the parent company.

     The Company offers a wide variety of moderately-priced homes that are designed to appeal to the affordable, move-up and retirement/second home buyers. In each of its markets, the Company's primary strategy is to build quality homes, utilizing its Zero Defects Program, which the Company believes offers prospective home buyers a very high level of new home value. The Company believes that many home purchasers compare homes on the basis of location, perceived quality and dollars of purchase price per square foot of living area. As a result, the Company attempts to purchase land and lots in popular growth corridors, maintain high quality standards and design homes to maximize living space.

     In addition to building and selling single-family homes, the Company provides mortgage banking services to its customers. The Company originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

     As discussed in "Homebuilding Operations -- The Company's Reorganization Proceedings" below, the Company emerged from bankruptcy on June 21, 1993.

OPERATIONS

     The Company is engaged in two related industry segments: home building and financial services. The revenues, operating profits or losses and identifiable assets attributable to the Company's industry segments are separately disclosed in the Consolidated Financial Statements.

                            HOME BUILDING OPERATIONS

     The Company's primary industry segment is the on-site development of single-family residential communities. Currently the Company builds in 27 metropolitan areas in ten states. During 1993, the Company's product mix consisted of sales of approximately 31% affordable homes, 54% move-up homes and 15% retirement/second homes. Because America is aging, U.S. Home is paying increasing attention to the older adult who is in the market for a second home or is nearing retirement.

MARKETS

     U.S. Home's building operations are currently conducted in the following market areas:

               MARKETS                                   METROPOLITAN AREAS
- -------------------------------------  ------------------------------------------------------
Florida..............................  Tampa, Clearwater/Palm Harbor, Fort Myers, Naples,
                                         Orlando, Spring Hill/New Port Richey,
                                         Sarasota/Bradenton and Key Largo
Mountain --
  Colorado...........................  Denver, Colorado Springs and Fort
                                       Collins/Greeley/Loveland
  Arizona............................  Phoenix and Tucson
  Nevada.............................  Las Vegas
Northeast/Midwest --
  Maryland/Virginia..................  Annapolis and Washington, D.C. area
  Minnesota..........................  Minneapolis/St. Paul
  New Jersey.........................  Dover/Jackson/Marlboro, and Sewell/East Hampton/the
                                         New Jersey suburbs of Philadelphia
California...........................  Bakersfield, Fresno, Sacramento and Palmdale/Lancaster
Texas................................  McAllen/Harlingen/Brownsville, Dallas/Fort Worth, San
                                         Antonio and Houston

     The Company seeks to maintain geographic diversity and thus reduce the potential risk of economic volatility in any given market.

     The Company's homebuilding and marketing activities are conducted under the name of U.S. Home in each of its markets except in Minneapolis/St. Paul where the Company markets its homes under the name of Orrin Thompson Homes and in Florida and Texas where homes are marketed under the name of Rutenberg Homes as well as U.S. Home.

     Set forth below are revenues for the Company from the sale of single-family homes by market for each of the last three fiscal years:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                             MARKETS                       1993         1992         1991
                                                         --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
    Florida............................................  $243,130     $202,859     $161,291
    Mountain --
      Colorado.........................................   103,769       89,240       57,537
      Arizona..........................................    85,784       65,210       28,549
      Nevada...........................................    28,946       19,475       20,995
    Northeast/Midwest --
      Maryland/Virginia................................    49,913       53,042       34,079
      Minnesota........................................    64,645       45,375       29,250
      New Jersey.......................................    31,810       18,887       16,690
    California.........................................   104,416      108,426       58,134
    Texas..............................................    77,061       67,179       61,827
    Other..............................................        --           --          948
                                                         --------     --------     --------
                                                         $789,474     $669,693     $469,300
                                                         --------     --------     --------
                                                         --------     --------     --------

     Set forth below are tables providing information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers and backlog of single-family homes by market for each of the last three fiscal years:

NEW ORDERS TAKEN

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                 MARKETS                          1993      1992      1991
                                                                  -----     -----     -----
    Florida.....................................................  1,979     1,654     1,245
    Mountain --
      Colorado..................................................    841       676       500
      Arizona...................................................    931       650       344
      Nevada....................................................    249       136       134
    Northeast/Midwest --
      Maryland/Virginia.........................................    334       369       225
      Minnesota.................................................    493       323       298
      New Jersey................................................    210       179       161
    California..................................................    722       643       441
    Texas.......................................................    659       644       625
    Other.......................................................     --        --         2
                                                                  -----     -----     -----
                                                                  6,418     5,274     3,975
                                                                  -----     -----     -----
                                                                  -----     -----     -----

DELIVERIES

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                              MARKETS                             1993      1992      1991
    ------------------------------------------------------------  -----     -----     -----
    Florida.....................................................  1,705     1,491     1,206
    Mountain --
      Colorado..................................................    674       617       427
      Arizona...................................................    729       600       241
      Nevada....................................................    206       137       156
    Northeast/Midwest --
      Maryland/Virginia.........................................    301       324       210
      Minnesota.................................................    457       327       231
      New Jersey................................................    175       173       146
    California..................................................    692       722       368
    Texas.......................................................    647       624       609
    Other.......................................................     --        --         5
                                                                  -----     -----     -----
                                                                  5,586     5,015     3,599
                                                                  -----     -----     -----
                                                                  -----     -----     -----

BACKLOG (1)

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                              MARKETS                             1993      1992      1991
    ------------------------------------------------------------  -----     -----     -----
    Florida.....................................................    967       693       531
    Mountain --
      Colorado..................................................    476       309       250
      Arizona...................................................    388       186       136
      Nevada....................................................     81        38        39
    Northeast/Midwest --
      Maryland/Virginia.........................................    131        98        53
      Minnesota.................................................    144       108       112
      New Jersey................................................     89        54        48
    California..................................................    137       107       186
    Texas.......................................................    291       279       259
                                                                  -----     -----     -----
                                                                  2,704     1,872     1,614
                                                                  -----     -----     -----
                                                                  -----     -----     -----

- ------------

(1) Homes under contract for sale but not delivered at end of year.

     The Company anticipates that substantially all of its backlog units, net of cancellations, as of December 31, 1993 will be completed and delivered during 1994. While operations in certain market areas are affected by seasonal factors which limit on-site building and sales activities, the Company's ability to build and deliver its backlog is not considered to be seriously affected by such factors.

SALES AND MARKETING

     The Company employs sales consultants for the sale of single-family homes, although sales by independent real estate brokers are also encouraged. Specific sales training programs are provided which inform sales consultants about sales techniques and methods as well as information about their local market, realtors and products. The sales programs focus on the Company's Zero Defect Program as a marketing tool because the sales force is the first contact with the customer. The Zero Defect Program is a quality assurance program with major emphasis on construction.

     The Company advertises primarily in magazines and local newspapers. Additionally, homes are marketed by means of model homes, pictorial brochures and on-site displays. The Company's general marketing strategy seeks to generate one-third of housing sales through advertisements, one-third through customer referrals and one-third through realtor contacts.

     The Company markets homes in "model home parks" featuring one or more model homes, attractively furnished and decorated and staffed by the Company's sales consultants who provide information regarding floor plans, the various elevations available, decorating options, as well as assisting with mortgage financing information. The model may include a variety of options and upgrades which the customer may request at an additional cost. Such upgrades may include items such as pools, fireplaces and decks. The Company constantly studies both aesthetic design and architectural trends, as well as quality construction and engineering trends, in order to provide customers with high quality, design and value. The Company has received numerous awards in various markets for outstanding housing design.

     Selling prices are set in each area based on local market conditions and competitive factors. The Company's gross margins vary from area to area based on competitive factors in each market.

     The Company's product lines include both single-family detached and attached homes. During 1993, 1992 and 1991, approximately 85%, 85% and 81%, respectively, of the homes delivered were single-family detached. The number of units and average sales prices of single-family homes delivered in 1993, 1992 and 1991 were as follows:

                                                       SINGLE-FAMILY DETACHED   SINGLE-FAMILY ATTACHED
                                                       ----------------------   ----------------------
                                                        NUMBER      AVERAGE      NUMBER      AVERAGE
                                                       OF UNITS   SALES PRICE   OF UNITS   SALES PRICE
                                                       --------   -----------   --------   -----------
    1993.............................................    4,773     $ 145,000       813      $ 119,500
    1992.............................................    4,211       137,400       729        125,000
    1991.............................................    2,877       137,200       664        112,400

     The increase in the average sales prices of single-family detached homes in 1993 was primarily due to price increases. The decrease in the average sales prices of single-family attached homes in 1993 was primarily due to an increase in the deliveries in lower priced markets while the increase in 1992 was primarily due to a shift in deliveries to higher priced markets.

     In 1993, the national average sales prices of new single-family homes (both detached and attached) as reported on a preliminary basis by the U.S. Census Bureau was $147,700 compared with an average sales price of $141,300 for the Company.

     Variations in the general product and customer mix may exist from year to year based on shifts in local market demand or product availability. The table below sets forth the mix of the Company's sales for the affordable, move-up and retirement/second home products during the last three years:

                                                                       1993    1992    1991
                                                                       ----    ----    ----
    Affordable.......................................................   31%     28%     29%
    Move-up..........................................................   54%     56%     49%
    Retirement/second home...........................................   15%     16%     22%

     Many purchasers finance a large portion of the purchase price of a home through conventional or government insured/guaranteed mortgages from lending institutions. The Company generally assists purchasers in obtaining mortgages. Approximately 86% of the homes delivered in 1993, 86% delivered in 1992 and 82% delivered in 1991, were purchased using mortgage financing.

     The Company takes steps to qualify certain of its homes under Veterans Administration ("VA") and Federal Housing Administration ("FHA") mortgage financing programs, which provide mortgage financing sources. During 1993, 1992 and 1991, approximately 25% of the Company's homes delivered were financed under VA and FHA mortgage programs.

CONSTRUCTION

     The Company's investment in direct employee labor costs, equipment and facilities is kept to a minimum because all construction of single-family homes is performed by independent subcontractors. At all stages of construction, however, on-site Company managers supervise and coordinate the activities of these subcontractors and subject their work to quality and cost control standards. The Company's Director of Quality Control and National Purchasing provides centralized management of quality standards, both with respect to the construction of homes and the purchase of certain major components used in the construction of homes. Company employees are rated and compensation incentives are affected by a measure of quality standards. The Company's commitment to quality and its use in the Company's sales efforts are best illustrated by its Zero Defect Program. Under the Zero Defect Program, the home buyer meets with the construction supervisor prior to the commencement of, and during, construction in order to ensure that the home buyer (i) is aware of all quality features of the house, including those which are not readily apparent in the finished house, (ii) agrees that the design features, including appliances, match those ordered and (iii) is satisfied with the finished product. The Company considers a completed house to have "zero defects" if, upon final inspection by the home buyer, only a few minor appearance items remain to be corrected. In 1992, the Company received the Diamond Builder Award presented by Home Buyers Warranty Corporation, a provider of insured home warranties, for the Company's commitment to quality construction, outstanding customer service and comprehensive warranty protection.

     Construction subcontractors are selected on the basis of competitive bids and a written agreement governs their relationship with the Company. All bids are based on detailed specifications and complete blueprints to ensure commitment to the Company's expectation for high quality workmanship.

     The Company purchases the majority of its construction materials on a decentralized basis with a "just in time" delivery schedule to each individual job site. Materials are regularly purchased on a competitive bid basis to ensure both competitive pricing and high quality. In addition to local purchasing, the Company has entered into a number of national purchasing agreements in order to maximize purchasing power. Agreements with each vendor are negotiated on an annual basis by the Company's Director of National Purchasing.

     In order to minimize the risk associated with completed but unsold inventory, the Company generally does not commence construction of a house prior to receipt of an executed purchase contract and preliminary mortgage approval based on the purchaser's mortgage application. At December 31, 1993, the Company had 191 completed and unsold units (excluding model homes) located throughout its 185 housing communities.

REGULATION

     The Company and its subcontractors must comply with various federal, state and local zoning, building, pollution, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with its construction and sales activities, including regulations relating to specific building materials to be used, building design and minimum elevations of properties. All of these regulations have increased the time and cost required to market the Company's products by extending the time between the initial acquisition of land and the commencement of construction. The Company's operations, like those of other home builders, have been periodically subject to moratoriums on development activities caused by insufficient water, sewage and energy-related facilities. Moratoriums in local areas have not had a material adverse effect on its overall activities because of the geographic diversification of the Company's operations.

COMPETITION

     The single-family residential housing industry is highly competitive. U.S. Home competes in each of its markets, with respect to the location, design and price of its products, with numerous firms engaged in the on-site development of single-family residential housing, ranging from regional and national firms to small local companies. The Company is one of the largest on-site builders of single-family homes in the United States, ranking among the ten largest single-family on-site home builders in the United States for each of the last 19 years. However, because there are so many firms engaged in the single-family home building industry, the Company accounts for less than 1% of all new on-site single-family housing sales in the United States.

RAW MATERIALS AND SUBCONTRACTORS

     The Company uses numerous suppliers of raw materials and services in its business and such materials and services have been and continue to be available. Where appropriate, the Company has adopted national programs for products to maximize price discounts through volume purchases. The Company also utilizes numerous independent subcontractors representing all building trades in connection with the construction of its homes.

COMMUNITY DEVELOPMENT

     A significant portion of the Company's land and lot needs are currently satisfied through rolling lot options (option contracts which permit the Company to acquire lots on a scheduled or on an "as needed" basis). For example, during 1993, 55% of the Company's unit sales were from lots owned by the Company and 45% were from lots acquired by the exercise of rolling lot options.

     The Company's policy is that land cannot be purchased or sold without prior approval of the Company's Asset Management Committee. Asset Management Committee approval requires submission of data relating to sales forecasts, a timing schedule (e.g., estimated dates on start of land development, housing construction, model opening and sales) and a projection of income and internal rate of return. All development expenditures are reviewed by the respective President of Operations prior to the commencement of development. In addition, the Company's amended and restated by-laws require approval by the Company's Board of Directors of any material acquisition of unimproved real property or acreage by the Company in any single transaction or series of related transactions involving an expenditure in excess of $5 million and any other material capital expenditures and other commitments by the Company in excess of $5 million per transaction (excluding transactions involving housing).

     The Presidents of Operations and the Division Presidents are responsible for maintaining continuity of housing sales through awareness of trends in housing demand in each market area. Feasibility studies and market research studies are generally required before approval of the purchase of land. These studies examine the demographics of an area including population trends, income trends, employment trends, housing stock and housing demand. Products are matched to customer profile, determined in part by the market studies and the experience of the local manager in each market.

     Housing communities are generally built in or near major metropolitan areas and are normally located in growing markets for such areas. At December 31, 1993, the Company's land and finished lot inventories totaled $263.4 million, excluding option deposits. See Note 1 of Notes to Consolidated Financial Statements. Substantially all are zoned for their intended use and serviced by utilities. As of December 31, 1993, the Company had deposits totaling $34.6 million for options to purchase undeveloped land and finished lots for home building operations for a total purchase price on exercise of approximately $237.1 million.

     The following table sets forth as of December 31, 1993, by market, the cost of certain of the Company's land inventories and the estimated number of lots controlled through direct ownership and under option which are being used or that will be used in the Company's homebuilding operations (dollars in thousands):

                                                                      ESTIMATED NUMBER OF
                                                                            HOUSING
                                                                      UNITS THAT COULD BE
                                                                      CONSTRUCTED ON LAND
                                                                           CONTROLLED
                                                         BOOK      AS OF DECEMBER 31, 1993(1)
                                                         COST      --------------------------
                                                       OF LAND               UNDER
                         MARKETS                        OWNED      OWNED     OPTION    TOTAL
    -------------------------------------------------  --------    ------    ------    ------
    Florida..........................................  $ 86,946     8,533     4,031    12,564
    Mountain --
      Colorado.......................................    38,858     4,073     1,213     5,286
      Arizona........................................     6,564       580     1,229     1,809
      Nevada.........................................    21,883       729       865     1,594
    Northeast/Midwest --
      Maryland/Virginia..............................    20,350       600       734     1,334
      Minnesota......................................     9,916       553       577     1,130
      New Jersey.....................................    19,571     1,377       485     1,862
    California.......................................    11,306       266       864     1,130
    Texas............................................    28,457     2,406       345     2,751
                                                       --------    ------    ------    ------
                                                       $243,851    19,117    10,343    29,460
                                                       --------    ------    ------    ------
                                                       --------    ------    ------    ------

- ------------

(1) Based upon current management estimates, which are subject to change. This table does not include commercial property and other properties which the Company has no current plans to use, with an aggregate cost of $19.6 million (including $12.3 million relating to land under contract for sale and for exchange). In view of the various stages of development of the land owned by the Company as of December 31, 1993 (i.e., finished, under development and development not started), any per lot cost derived by dividing the book cost by the estimated number of units would not be meaningful.

     In 1993, revenues from the sale of developed and undeveloped land by the Company amounted to $8.5 million, as compared to revenues of $6.6 million in 1992 and $9.3 million in 1991. In addition, the Company, in 1993 and 1992, completed several exchanges of land assets with third parties in which the Company received land suitable for development of single-family detached homes, which could be more readily developed and sold, in return for land zoned primarily for commercial use and single-family attached homes which the Company had no near-term plans to utilize.

THE COMPANY'S REORGANIZATION PROCEEDINGS

     The Company and certain of its affiliates commenced proceedings (the "Cases") under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") on April 15, 1991 (the "Filing Date"), in order to restructure their indebtedness and other liabilities. On May 25, 1993, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") entered an order confirming the first amended consolidated plan of reorganization of the Company and certain of its affiliates (as modified, the "Plan"). Such order became final on June 5, 1993, and the Plan became effective on June 21, 1993 (the "Effective Date"). On the Effective Date, the Company also completed a public offering of $200 million principal amount of 9.75% senior notes due 2003, the net proceeds from which were utilized to pay a portion of the claims of certain unsecured creditors of the Company under the Plan and to repay outstanding amounts under the Company's debtor-in-possession financing facility.

     The Plan effected a recapitalization of the Company and did not result in a reduction in the scope or other major restructuring of the Company's operations. During the pendency of the Cases, the Company continued its home building operations in the ordinary course in its housing markets and improved its market share in a majority of such markets. The Company was able to retain its senior management and believes that it maintained customer, subcontractor and supplier goodwill and the confidence of its employees.

     As part of the Plan, creditors received 4,873,650 shares of common stock, $.01 par value per share, and 2,816,762 shares of convertible redeemable preferred stock, $.10 par value per share, and the pre-Effective Date stockholders received 3,510,818 shares of common stock and Class B warrants to acquire common stock (exercisable at $20 per share), which, if fully exercised, would result in the pre-Effective Date stockholders receiving an additional 1,904,757 shares of common stock (a total of 5,415,575 shares).

                         FINANCIAL SERVICES OPERATIONS

     The Company's second industry segment consists primarily of its mortgage banking activities. U.S. Home Mortgage Corporation ("Mortgage"), a wholly-owned subsidiary of the Company, commenced operations in 1971 and serves an important role in the Company's sale of its homes by arranging financing for customers.

     Mortgage is a Federal National Mortgage Association/Government National Mortgage Association/ Federal Home Loan Mortgage Corporation approved seller-servicer, headquartered in Clearwater, Florida with branch offices in the metropolitan areas of Phoenix and Tucson, Arizona; Bakersfield and Sacramento, California; Denver, Colorado; Washington, D.C.; Clearwater, Fort Myers and Orlando, Florida; Minneapolis, Minnesota; Las Vegas, Nevada; and Dallas and Houston, Texas. The Company offers a wide variety of conventional, FHA and VA financing programs through Mortgage, thereby providing prospective buyers the benefits of both conventional and government assisted loan programs. As a mortgage banker, Mortgage originates and funds mortgage loans and sells the loans and the related servicing rights directly to investors. Loans and servicing rights are generally sold by Mortgage to investors within 45 days after home delivery. To limit its risk of interest rate fluctuations, Mortgage generally sells the mortgage loans into a secondary market after an interest rate commitment is sold, subject to market conditions. Mortgage has a secured revolving line of credit to fund the mortgage loans on an interim basis until purchased by investors.

     The following table summarizes certain mortgage banking operating information (dollars in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               1993       1992       1991
                                                             --------   --------   --------
    Residential mortgage loans
      Number of loans originated...........................     3,050      2,502      1,275
      Average amount of loan originated....................  $    114   $    114   $    114
      Total amount of loans originated:
         Funded by Mortgage................................  $317,000   $250,000   $117,000
         Brokered by Mortgage..............................    30,000     35,000     28,000
                                                             --------   --------   --------
      Total................................................  $347,000   $285,000   $145,000
                                                             --------   --------   --------
                                                             --------   --------   --------
    Company's homes delivered financed by Mortgage as a
      percentage of Company's homes delivered which were
      financed.............................................       51%        47%        40%
    Company's homes delivered financed by Mortgage as a
      percentage of Mortgage's total originations..........       83%        82%        92%

     While the Company continues to focus its attention primarily upon the expansion of Mortgage's operations within the Company's own customer base, Mortgage also offers its services to realtors, unaffiliated builders and refinance customers.

     Among the factors affecting Mortgage's operations are general economic conditions, federal, state and local regulatory constraints, consumer confidence and interest rate volatility. These factors, together with the number of homes delivered by the Company, affect the volume of loan originations which in turn impact the resulting volume of mortgage loans and mortgage servicing rights available for sale.

                             ADDITIONAL INFORMATION

FINANCING OF HOUSING OPERATIONS

     The Company finances its housing operations through internally generated funds, unsecured public debt and a four year $95 million secured working capital credit facility and certain other secured acquisition and development financing facilities. See Notes 3 and 5 of Notes to Consolidated Financial Statements.

FINANCING OF FINANCIAL SERVICES OPERATIONS

     The Company finances its financial services operations primarily through short-term debt and from internally generated funds (i.e., origination and sale of residential mortgage loans and related servicing rights). The short-term debt consists of a $35 million secured revolving line of credit. See Note 4 of Notes to Consolidated Financial Statements. This debt is not guaranteed by the Company nor does the Company have any obligation to provide funding to its financial services operations.

EMPLOYEES

     At December 31, 1993, the Company had 1,152 employees, of whom 937 were employed in home building operations and 215 were employed in financial services operations. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good. The Company's single-family housing and community development operations are conducted primarily through independent subcontractors, thereby limiting the number of direct employees required.

ITEM 2. PROPERTIES

     The Company leases its executive offices, located at 1800 West Loop South, Houston, Texas 77027, pursuant to a lease scheduled to expire on February 28, 1999. The Company does not believe that its executive offices or its other facilities, consisting of sales and administrative offices located in or near each of the Company's areas of operations and generally held under leases with terms not exceeding five years, are material to its operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation arising from the normal course of business, none of which, in the opinion of the Company, will have a material adverse effect on the financial position or results of operations of the Company. As of June 21, 1993, pending and threatened litigation arising from pre-Filing Date claims against the Company, its subsidiaries and other affiliates which were debtors in the Cases were satisfied and discharged as provided in the Plan. Claims arising during the Cases were not material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers during 1993 and their respective ages and positions are set forth below:

          NAME             AGE                     POSITION AND OFFICE
- -------------------------  ---     ---------------------------------------------------
Robert J. Strudler.......  51      Chairman and Chief Executive Officer
Isaac Heimbinder.........  50      President and Chief Operating Officer
Gary L. Frueh............  53      Vice President -- Tax and Audit
Tim W. Humphrey..........  63      Vice President
Craig M. Johnson.........  40      Vice President -- Community Development
Thomas A. Napoli.........  52      Vice President -- Finance and Chief Financial
                                   Officer
Chester P. Sadowski......  47      Vice President -- Controller and Chief
                                   Accounting Officer
Richard G. Slaughter.....  49      Vice President -- Planning and Secretary
Kelly F. Somoza..........  40      Vice President

     No family relationship exists among any of the executive officers of the Company.

     Each of the foregoing officers has been elected to serve in the office indicated until the first meeting of the Board of Directors following the next annual meeting of stockholders of U.S. Home and until his or her successor is elected and qualified or until his or her death, resignation or removal.

     Mr. Strudler has served as Chairman and Chief Executive Officer of the Company since May 12, 1986.

     Mr. Heimbinder has served as President and Chief Operating Officer of the Company since May 12, 1986.

     Mr. Frueh has been Vice President -- Tax and Audit since February 5, 1992; prior thereto, he had been Vice President, Tax, since December 18, 1986.

     Mr. Humphrey retired on January 1, 1994. He had been Vice President since February 13, 1986 and was responsible for the Company's risk management, insurance and audit activities.

     Mr. Johnson was elected Vice President -- Community Development on June 11, 1992; prior thereto, he had been Executive Vice President, Community Development since October 14, 1988.

     Mr. Napoli was elected Vice President -- Finance and Chief Financial Officer on April 21, 1989; prior thereto, he had been President of U.S. Home Acceptance Corporation, a wholly-owned subsidiary of U.S. Home, since June 1, 1983.

     Mr. Sadowski has been Vice President -- Controller and Chief Accounting Officer since December 17, 1987.

     Mr. Slaughter was elected Vice President -- Planning on December 18, 1986; prior thereto, he had been Secretary since June 26, 1986.

     Ms. Somoza was elected Vice President on June 11, 1992; prior thereto, she had been Director, Investor Relations since December 31, 1981. Ms. Somoza is responsible for the Company's public and investor relations, and is the administrator of the Company's profit sharing and employees' savings programs.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of February 10, 1994, there were 7,578 holders of record of the Company's common stock, $.01 par value per share. The principal market on which the common stock is traded is the New York Stock Exchange.

     The information set forth below is solely for historical purposes. The Company believes that the stock price information through June 21, 1993 is of limited use and relevance in the view of the significant changes in ownership of the Company's capital stock and the Company's capital structure which occurred under the

Plan. The following tables set forth the high and low sale prices of the Company's common stock, $.10 par value per share, outstanding prior to effectiveness of the Plan and the common stock (issued pursuant to the Plan) for the periods indicated as reported on the New York Stock Exchange Composite Tape:

                                OLD COMMON STOCK

    1992                                                                  HIGH       LOW
                                                                         ------     ------
    First Quarter....................................................    $ 1.63     $  .34
    Second Quarter...................................................      1.50       1.00
    Third Quarter....................................................      1.38        .50
    Fourth Quarter...................................................      1.00        .50

    1993
    First Quarter....................................................    $ 1.50     $  .69
    Second Quarter through June 21, 1993.............................      2.38       1.00
                                NEW COMMON STOCK
    Second Quarter subsequent to June 21, 1993.......................     22.13      19.00
    Third Quarter....................................................     26.38      19.38
    Fourth Quarter...................................................     29.00      24.88

     Immediately prior to the Effective Date, the Company had 45,312,526 shares of common stock, $.10 par value per share, outstanding. Pursuant to the Plan, all pre-Effective Date capital stock was cancelled and common stock, $.01 par value per share, and other securities were issued.

     No dividends were paid by the Company during 1992 or 1993. The Company's working capital facility (the most restrictive of the Company's borrowing agreements) prohibits the Company from paying dividends on its capital stock. The senior note indenture and the Company's second restated certificate of incorporation also contain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                         1993          1992        1991        1990         1989
                                       --------      --------    --------    ---------    --------
HOUSING:
  Operating revenues.................  $798,950      $679,215    $485,346    $ 610,601    $643,167
  Operating income (loss)............    41,830        28,418      (5,486)     (84,155)     (6,834)
FINANCIAL SERVICES:
  Operating revenues.................  $ 13,127      $ 10,685    $  9,771    $  22,577    $ 31,563
  Operating income (loss)............     2,810           931         654       (3,715)     (1,990)
CONSOLIDATED:
  Operating income (loss)............  $ 44,640      $ 29,349    $ (4,832)   $ (87,870)   $ (8,824)
  Reorganization items...............     6,915        50,703       3,978           --          --
  Income taxes.......................   (33,966)           --          --           --         212
                                       --------      --------    --------    ---------    --------
  Income (loss) before discontinued
     operations and extraordinary
     item............................    71,691       (21,354)     (8,810)     (87,870)     (9,036)
  Loss from discontinued
     operations......................        --            --          --      (15,654)     (4,491)
  Extraordinary item.................        --            --          --        1,880      14,866
                                       --------      --------    --------    ---------    --------
  Net income (loss)..................  $ 71,691      $(21,354)   $ (8,810)   $(101,644)   $  1,339
                                       --------      --------    --------    ---------    --------
                                       --------      --------    --------    ---------    --------
INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE (1):
PRIMARY --
  Income (loss) before discontinued
     operations and extraordinary
     item............................  $   6.16(2)   $  (1.89)   $   (.78)   $   (7.79)   $   (.80)
  Loss from discontinued
     operations......................  $     --      $     --          --    $   (1.39)   $   (.40)
  Extraordinary item.................  $     --      $     --    $     --    $     .17    $   1.32
  Net income (loss)..................  $   6.16(2)   $  (1.89)   $   (.78)   $   (9.01)   $    .12
FULLY DILUTED --
  Income (loss) before discontinued
     operations and extraordinary
     item............................  $   5.93(2)   $  (1.89)   $   (.78)   $   (7.79)   $   (.80)
  Loss from discontinued
     operations......................  $     --      $     --    $     --    $   (1.39)   $   (.40)
  Extraordinary item.................  $     --      $     --    $     --    $     .17    $   1.32
  Net income (loss)..................  $   5.93(2)   $  (1.89)   $   (.78)   $   (9.01)   $    .12
DIVIDENDS PER COMMON SHARE...........  $     --      $     --    $     --    $      --    $     --

                                                        YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                         1993          1992        1991        1990         1989
                                       --------      --------    --------    ---------    --------
TOTAL ASSETS --
  Housing............................  $622,003      $495,159    $563,202    $ 504,867    $569,335
  Financial services.................    56,843        48,312      46,602      115,742     232,535
                                       --------      --------    --------    ---------    --------
                                       $678,846      $543,471    $609,804    $ 620,609    $801,870
                                       --------      --------    --------    ---------    --------
                                       --------      --------    --------    ---------    --------
TOTAL SHORT-TERM DEBT --
  Housing (3)........................  $     --      $179,493    $205,554    $ 219,288    $198,460
  Financial services.................    20,566        14,079         672       12,710      17,010
                                       --------      --------    --------    ---------    --------
                                       $ 20,566      $193,572    $206,226    $ 231,998    $215,470
                                       --------      --------    --------    ---------    --------
                                       --------      --------    --------    ---------    --------
TOTAL LONG-TERM DEBT --
  Housing (3)........................  $311,937      $154,616    $190,563    $ 138,079    $164,618
  Financial services.................     1,102         1,797       9,262       70,409     141,659
                                       --------      --------    --------    ---------    --------
                                       $313,039      $156,413    $199,825    $ 208,488    $306,277
                                       --------      --------    --------    ---------    --------
                                       --------      --------    --------    ---------    --------

- ------------

(1) Income (loss) per common and common equivalent share has been computed using the weighted average number of common and common equivalent shares outstanding, assuming the new capital structure had been effective as of the beginning of all periods presented. This differs from historical primary and fully diluted income (loss) per common and common equivalent share previously reported (based on the Company's former capital structure) for the years ended December 31, 1992, 1991, 1990 and 1989 of $(.47), $(.20), $(2.27) and $.03, respectively. The Company believes that prior year earnings per common share information is of limited use and relevance in view of the significant changes in ownership of the Company's capital stock and the Company's capital structure which occurred under the Plan.

(2) Includes $3.87 primary income per share and $3.72 fully diluted income per share in 1993 due to the decrease in the deferred tax asset valuation allowance. See Note 6 of Notes to Consolidated Financial Statements.

(3) Includes unsecured debt of $266,635,000 at December 31, 1992 which was exchanged for a combination of cash and equity securities and secured debt of $5,213,000 at December 31, 1992 which was either reinstated or the property securing the debt was deeded to the lenders in full satisfaction of the debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The first amended consolidated plan of reorganization of the Company and certain of its affiliates (as modified, the "Plan") became effective on June 21, 1993 (the "Effective Date") and the Company sold its $200,000,000 9.75% senior notes and $80,000,000 4.875% convertible subordinated debentures in June 1993 and November 1993, respectively. As such, the Company's results of operations for the year ended December 31, 1993 do not reflect the full impact of the implementation of the Plan and the sale of the senior notes and convertible subordinated debentures. The historical financial statements include certain expenses and write-offs related to the Cases and the Plan and do not include certain interest charges on the Company's unsecured debt.

                                    HOUSING

     The following table sets forth certain financial information for the Company's housing segment for the periods indicated (dollars in thousands, except average sales price):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1993        1992          1991
                                                         --------    --------      --------
    Revenues --
      Single-family homes..............................  $789,474    $669,693      $469,300
      Land and other...................................     9,476       9,522        16,046
                                                         --------    --------      --------
              Total....................................  $798,950    $679,215      $485,346
                                                         --------    --------      --------
                                                         --------    --------      --------
    Single-family homes --
      Gross margin amount..............................  $129,304    $110,954      $ 72,198
      Gross margin percentage..........................      16.4%       16.7%         15.3%
      Units delivered..................................     5,586       4,940(1)      3,541(1)
      Average sales price..............................  $141,300    $135,600      $132,500
      New orders taken.................................     6,418       5,189(1)      3,911(1)
      Backlog at end of year...........................     2,704       1,845(1)      1,597(1)
    Selling, general and administrative expenses as a
      percentage of housing revenues...................      11.2%       12.4%         15.0%
    Interest expense --
      Paid or accrued..................................  $ 22,105    $ 14,462      $ 28,155
      Capitalized......................................  $ 21,920    $ 13,210      $ 21,737
      Percentage capitalized...........................      99.2%       91.3%         77.2%
    Capitalized interest included in cost of sales.....  $ 22,342    $ 23,338      $ 24,734

- ------------

(1) Excludes certain joint venture activity.

GENERAL

     In connection with implementing the Plan, the Company recorded a $42.4 million provision in the fourth quarter of 1992 to reflect the impact of the Plan on land utilization and its estimated net realizable value which amount has been included in "Reorganization Items" in the Consolidated Statements of Operations.

REVENUES AND GROSS MARGIN

     Revenues from sales of single-family homes for 1993 increased 17.9% from 1992. The increase resulted from a 13.1% increase in the number of housing units delivered and a 4.2% increase in the average sales price. Revenues from sales of single-family homes for 1992 increased 42.7% from 1991, resulting primarily from a 39.5% increase in the number of housing units delivered.

     The increase in units delivered in 1993 was primarily attributed to a continuation of the generally improved industry conditions, as well as increases in the Company's market share in many of its housing markets. The increase in units delivered in 1992 was primarily due to a significant increase in new orders taken in the last quarter of 1991 and the first half of 1992. Such increase was attributable to generally improved industry conditions, as well as increases in the Company's market share in many of its housing markets. The increase in the average sales prices in 1993 was primarily due to price increases, while the increase in 1992 was primarily due to a shift in deliveries to higher priced markets.

     New orders taken in 1993 increased 23.7% from 1992. The increase in new orders in 1993 as compared to 1992 was primarily attributable to a continuation of generally improved industry conditions. New orders taken in 1992 increased 32.7% from 1991 due primarily to the continuing effect of an improved national housing market as well as increases in the market share in many of the Company's housing markets.

     The gross margin percentage in 1993 was essentially unchanged from 1992 primarily due to the Company being able to increase sales prices to offset cost increases. The increase in the gross margin percentage in 1992 from 1991 was primarily attributable to cost decreases primarily due to the suspension of interest accruals on unsecured debt.

     With the significant increase in construction activities in many of its housing markets, the Company expects that certain building trades and materials necessary for the construction of single-family homes may at times be in short supply, which could put pressure on costs and the time it takes to construct homes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     As a percentage of housing revenues, selling, general and administrative expenses decreased to 11.2% in 1993 as compared to 12.4% in 1992 and 15% in 1991 reflecting the Company's continued effort to reduce overhead and improve operating efficiencies. Actual selling, general and administrative expense for 1993 increased $6.3 million compared to 1992. This increase was attributable to increases in volume-related expenses ($1.4 million) resulting from the increase in deliveries in 1993 when compared to 1992 and increases in other selling, general and administrative expenses resulting from increased activities and earnings. Similarly, selling, general and administrative expenses increased by $10.7 million in 1992 compared to 1991, due primarily to increases in volume-related expenses ($9.3 million) resulting from increases in deliveries in 1992 when compared to 1991.

INTEREST EXPENSE

     Interest paid and accrued for 1993, 1992 and 1991 was less than that which will be incurred in future periods as interest on a majority of Company's debt was stayed during the pendency of the Cases. Interest paid and accrued for 1993 increased approximately 52.8% compared to 1992 and decreased approximately 48.6% in 1992 compared to 1991. The increase in 1993 was primarily due to the sale of the 9.75% senior notes in June 1993 and 4.875% convertible subordinated debentures in November 1993, while the decrease in 1992 was due primarily to a reduction in secured borrowings and to the suspension of interest accruals on pre-Filing Date unsecured debt during the pendency of the Cases. The increase in the percentage of interest capitalized for 1993 was primarily due to an increase in the amounts of assets qualifying for interest capitalization, and the increase in the percentage of interest capitalized in 1992 was due primarily to the suspension of interest accruals on prepetition unsecured debt as of April 15, 1991.

REORGANIZATION ITEMS, NET

     Reorganization items represent expenses (primarily professional and other fees) incurred by the Company resulting from the Cases and are specific to the reorganization process. The amounts are presented separately because of their significant non-operating nature. Pursuant to the Plan, the Company issued 140,000 shares of common stock on June 21, 1993 to corporate officers and certain other key employees for services rendered in connection with the reorganization of the Company. The Company has reflected the issuance as an increase in stockholders' equity and an offsetting charge to earnings of $2.9 million based upon the prevailing market price of the common stock on June 21, 1993.

                               FINANCIAL SERVICES

REVENUES

     Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1993       1992       1991
                                                               -------    -------    ------
    U.S. Home Mortgage Corporation and Subsidiaries..........  $10,303    $ 7,828    $6,465
    Other financial services subsidiaries....................    2,824      2,857     3,306
                                                               -------    -------    ------
                                                               $13,127    $10,685    $9,771
                                                               -------    -------    ------
                                                               -------    -------    ------

     Mortgage provides financing primarily to purchasers of homes sold by the Company's housing operations through origination of residential mortgage loans and engages in the sale of such mortgages and related servicing rights to unaffiliated investors. Mortgage's operations are affected, among other things, by general economic conditions, consumer confidence and interest rate volatility. These factors, together with the number of homes delivered by the Company, affect the volume of loan originations which in turn impact the resulting volume of mortgages for sale.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses in 1993 increased $.5 million from 1992 which had increased $1.8 million from 1991. The increases in 1993 and 1992 were primarily due to an increase in Mortgage's staffing as a result of increased volume of activities. The increase in 1992 was also due to opening additional branch offices.

INTEREST EXPENSE

     Interest expense in 1993 was approximately the same as 1992 which had decreased approximately 48.6% from 1991. The decrease in 1992 was due to a reduction in long-term borrowings offset in part by an increase in short-term borrowings.

FINANCIAL CONDITION AND LIQUIDITY

                                    HOUSING

     The Company's ability to generate cash adequate to meet its housing needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and periodic borrowings under its financing facilities. The Company expects, on a long-term basis, that operations will generate cash to meet substantially all of its housing cash flow needs and that a financing facility, such as the Working Capital Facility (as defined below), would be utilized to meet peak operating needs. The Company does not anticipate that the borrowing base requirements of its Working Capital Facility will restrict the Company's ability to borrow under such Facility. Over recent years, the Company has implemented various operational guidelines to conserve cash, increase its financial flexibility and reduce its risk by limiting the amount of land owned directly by the Company. The Company intends to continue to use Company-owned lots to generate additional cash flow and to continue to emphasize land acquisitions using rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots for a fixed price on a scheduled or "as needed" basis. The Company believes that these steps will result in increased cash flows, reduced carrying costs and limit exposure to market changes and direct land investments.

     On the Effective Date, the Company entered into a four-year, $95 million secured revolving working capital facility (the "Working Capital Facility") with General Electric Capital Corporation ("GECC"), which replaced the postpetition credit facility with GECC. At December 31, 1993, nothing was outstanding under the Working Capital Facility. The Company anticipates that during 1994 it will periodically reborrow and will have outstanding balances under the Working Capital Facility. See Note 3 of Notes to Consolidated Financial Statements.

     On the Effective Date, the Company sold $200 million principal amount of its 9.75% senior notes due 2003. Approximately $165 million of the net proceeds thereof were used to pay a portion of the claims of certain unsecured creditors of the Company and its affiliates under the Plan, and the remainder was used to repay a portion of amounts outstanding under the postpetition credit facility with GECC. In November 1993, the Company sold $80 million principal amount of its 4.875% convertible subordinated debentures due 2005. A portion of the net proceeds thereof was used to repay the outstanding balance under the Working Capital Facility and certain other short-term and long-term secured indebtedness. The remaining net proceeds were used for working capital and general corporate purposes. See Note 5 of Notes to Consolidated Financial Statements.

     The net cash provided or used by the operating, investing and financing activities of the housing operations for the years ended December 31, 1993, 1992 and 1991 is summarized below (dollars in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1993        1992        1991
                                                           --------    --------    --------
    Net cash provided (used by):
      Operating activities...............................  $(61,613)   $ 46,951    $ 27,008
      Investing activities...............................     1,520         973      (2,974)
      Financing activities...............................    70,262     (48,759)    (26,628)
                                                           --------    --------    --------
    Net increase (decrease) in cash......................  $ 10,169    $   (835)   $ (2,594)
                                                           --------    --------    --------
                                                           --------    --------    --------

     Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing operating activities used cash during 1993 compared to providing cash in 1992 primarily due to an increase in the number of housing units under construction, land and finished lot option deposit payments and reorganization expense payments, offset in part by an increase in the number of housing units delivered. Cash flows from housing operating activities for the year ended December 31, 1992 increased as compared to 1991 primarily due to an increase in the number of housing units delivered, offset in part by an increase in reorganization expense payments and interest expense payments related to certain pre-Filing Date secured obligations and borrowings under the postpetition credit facility with GECC.

     Cash flow from housing financing activities for 1993 provided cash compared to using cash in 1992 primarily due to the net proceeds from the sale of the Company's 9.75% senior notes and 4.875% convertible subordinated debentures, offset by the payment of pre-Filing Date liabilities subject to compromise and the repayment of the postpetition credit facility with GECC. Cash flow used by housing financing activities for 1992 increased as compared to 1991 primarily due to repayment of outstanding amounts under the postpetition credit facility with GECC and repayment of pre-Filing Date secured debt.

     The Company anticipates that amounts available under the Working Capital Facility and cash flow from operations will be sufficient to meet its working capital obligations.

                               FINANCIAL SERVICES

     Mortgage's activities represent substantially all of the financial services segment's activities. As loan originations by Mortgage are primarily from homes sold by the Company's home building operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

     The Company finances its financial services operations primarily through short-term debt and from internally generated funds, such as the origination and sale of residential mortgage loans and related servicing rights. As more fully discussed in Note 4 of Notes to Consolidated Financial Statements, the short-term debt consists of a $35 million secured revolving line of credit entered into by Mortgage on April 15, 1992, as amended (the "Mortgage Credit Facility"). At December 31, 1993, $20.6 million was outstanding under the Mortgage Credit Facility. The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that the Mortgage Credit Facility, together with internally generated funds, such as from the sale of residential mortgage loans and related servicing rights, will be sufficient to provide for Mortgage's working capital needs.

     The Mortgage Credit Facility bears interest at the prime rate and matures on August 31, 1994. Certain residential mortgage loans have been pledged as collateral to secure Mortgage's obligations under the Mortgage Credit Facility. While the Mortgage Credit Facility contains numerous convenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

OTHER

  Impact of Inflation

     Inflation not only affects interest rates on funds borrowed by the Company, but also affects the affordability of permanent mortgage financing available to prospective customers. Increased construction costs associated with rising interest rates, as well as increased material costs, compress gross margins in the short-term, but may be recovered in the long-term through increases in sales prices, although such increases may reduce sales volume. In recent years, inflation has not had a significant adverse effect on the Company.

  Net Operating Loss Carryforwards and SAFS No. 109

     When the Company adopted Statement of Financial Accounting Standards No. 109 in 1992, a valuation allowance was provided for the total amount of deferred tax assets attributable to its temporary differences and net operating loss carryforward ("NOL") because the Company was precluded from recognizing the tax benefit of the NOL during the pendency of the Cases. The Company emerged from the Cases in June 1993. Thereafter, the Company concluded that it would, more likely than not, be able to realize substantially all of the benefit associated with the deferred tax asset based on the Company's historical and current pretax earnings (adjusted for reorganization items) and business plans. Accordingly, during the six months ended December 31, 1993, the Company reduced its valuation allowance by $45 million, which resulted in a reduction of the Company's provision for income taxes and recognition of a deferred tax asset of $45 million (based on an estimated effective tax rate of 39%) which amount has been reduced to approximately $33.5 million at December 31, 1993 as a result of pretax income generated during the last six months of 1993. Pretax income of approximately $88 million will have to be generated during the NOL carryforward period for the Company to fully utilize the deferred tax asset as of December 31, 1993. As such recognition is based in part upon current economic conditions and business plans, future adjustments to the valuation allowance may be required if circumstances change. The Company provided income taxes for the last six months of 1993 and will provide income taxes in future periods at its estimated effective tax rate (39% for the last six months of 1993). The decrease in the deferred tax asset valuation allowance increased primary income per share in 1993 by $3.87 per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Report of Independent Public Accountants.............................................  22
  Consolidated Balance Sheets -- December 31, 1993 and 1992............................  23
  Consolidated Statements of Operations -- For the Years Ended December 31, 1993,
     1992 and 1991.....................................................................  24
  Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1993,
     1992 and 1991.....................................................................  25
  Consolidated Statements of Stockholders' Equity -- For the Years Ended December 31,
     1993, 1992 and 1991...............................................................  26
  Notes to Consolidated Financial Statements...........................................  27
Schedule Included -- For the Years Ended December 31, 1993, 1992 and 1991:
  II -- Amounts Receivable from Related Parties and Underwriters, Promoters and
  Employees
        other than Related Parties.....................................................  39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of U.S. Home Corporation:

     We have audited the accompanying consolidated balance sheets of U. S. Home Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Houston, Texas
February 9, 1994

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                    1993         1992
                                                                                  --------     ---------
HOUSING:
  Cash (including restricted funds of $698 and $3,856)..........................  $ 15,192     $   8,582
  Receivables, net..............................................................    14,027        13,930
  Single-family housing inventories.............................................   491,620       428,932
  Option deposits on real estate................................................    34,618        15,485
  Deferred tax asset............................................................    33,527            --
  Other assets..................................................................    33,019        28,230
                                                                                  --------     ---------
                                                                                   622,003       495,159
                                                                                  --------     ---------
FINANCIAL SERVICES:
  Cash (including restricted funds of $4,403 and $5,343)........................     5,738         8,839
  Residential mortgage loans....................................................    38,412        25,031
  Other assets..................................................................    12,693        14,442
                                                                                  --------     ---------
                                                                                    56,843        48,312
                                                                                  --------     ---------
                                                                                  $678,846     $ 543,471
                                                                                  --------     ---------
                                                                                  --------     ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
HOUSING:
  Current Liabilities --
    Short-term debt.............................................................  $     --     $  21,651
    Current maturities of long-term debt........................................     8,093        29,635
    Accounts payable............................................................    47,997        56,044
    Accrued expenses and other current liabilities..............................    30,701        39,422
                                                                                  --------     ---------
                                                                                    86,791       146,752
  Long-Term Debt................................................................   303,844        10,976
                                                                                  --------     ---------
                                                                                   390,635       157,728
  Liabilities Subject to Compromise.............................................        --       305,970
                                                                                  --------     ---------
                                                                                   390,635       463,698
                                                                                  --------     ---------
FINANCIAL SERVICES:
  Current Liabilities --
    Short-term debt and current maturities of long-term debt....................    20,566        14,085
    Accrued expenses and other current liabilities..............................     9,504         9,851
                                                                                  --------     ---------
                                                                                    30,070        23,936
  Long-Term Debt................................................................     1,102         1,791
                                                                                  --------     ---------
                                                                                    31,172        25,727
                                                                                  --------     ---------
         Total Liabilities......................................................   421,807       489,425
                                                                                  --------     ---------
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $25 per share redemption value, 1,954,730 shares
    outstanding at December 31, 1993............................................    48,868            --
  Common Stock, 9,389,116 shares outstanding at December 31, 1993...............        94            --
  Common Stock, 45,312,526 shares outstanding at December 31, 1992..............        --         4,531
  Capital in Excess of Par Value................................................   303,193       216,322
  Retained Earnings (Deficit)...................................................   (95,116)     (166,807)
                                                                                  --------     ---------
         Total Stockholders' Equity.............................................   257,039        54,046
                                                                                  --------     ---------
                                                                                  $678,846     $ 543,471
                                                                                  --------     ---------
                                                                                  --------     ---------

      The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1993         1992         1991
                                                             --------     --------     --------
HOUSING:
  Operating Revenues.......................................  $798,950     $679,215     $485,346
                                                             --------     --------     --------
  Operating Costs and Expenses --
     Cost of products sold.................................   667,303      565,867      410,944
     Selling, general and administrative...................    89,632       83,303       72,598
     Debt restructuring/housing market withdrawal..........        --          375          872
     Interest, net (excluding contractual interest of
       $1,300, $5,900 and $4,900 for 1993, 1992 and 1991
       related to unsecured debt subject to compromise)....       185        1,252        6,418
                                                             --------     --------     --------
                                                              757,120      650,797      490,832
                                                             --------     --------     --------
  Housing Operating Income (Loss)..........................    41,830       28,418       (5,486)
                                                             --------     --------     --------
FINANCIAL SERVICES:
  Operating Revenues.......................................    13,127       10,685        9,771
                                                             --------     --------     --------
  Operating Costs and Expenses --
     General and administrative............................     9,049        8,523        6,724
     Interest..............................................     1,268        1,231        2,393
                                                             --------     --------     --------
                                                               10,317        9,754        9,117
                                                             --------     --------     --------
  Financial Services Operating Income......................     2,810          931          654
                                                             --------     --------     --------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME
  TAXES....................................................    44,640       29,349       (4,832)
                                                             --------     --------     --------
REORGANIZATION ITEMS:
  Impact of Plan on Land Utilization, net..................        --       42,368           --
  Other....................................................     6,915        8,335        3,978
                                                             --------     --------     --------
                                                                6,915       50,703        3,978
                                                             --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAXES..........................    37,725      (21,354)      (8,810)
                                                             --------     --------     --------
PROVISION FOR INCOME TAXES --
  Federal and State Income Taxes...........................    11,034           --           --
  Decrease in Deferred Tax Asset Valuation Allowance.......   (45,000)          --           --
                                                             --------     --------     --------
                                                              (33,966)          --           --
                                                             --------     --------     --------
NET INCOME (LOSS)..........................................  $ 71,691     $(21,354)    $ (8,810)
                                                             --------     --------     --------
                                                             --------     --------     --------
INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
  Primary..................................................  $   6.16     $  (1.89)    $   (.78)
                                                             --------     --------     --------
                                                             --------     --------     --------
  Fully Diluted............................................  $   5.93     $  (1.89)    $   (.78)
                                                             --------     --------     --------
                                                             --------     --------     --------

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                  1993        1992       1991
                                                                ---------   --------   --------
Cash Flows From Operating Activities:
  Net income (loss)...........................................  $  71,691   $(21,354)  $ (8,810)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
     Decrease in deferred tax asset valuation allowance.......    (45,000)        --         --
     Noncash reorganization items.............................      2,940     42,368         --
     Other, net (principally depreciation and amortization)...      9,060     11,519      7,380
     Changes in assets and liabilities --
       Decrease (increase) in receivables, inventories and
          other assets........................................    (98,926)      (944)       498
       Increase (decrease) in accounts payable and
          accrued liabilities.................................    (11,308)    12,105     27,438
                                                                ---------   --------   --------
  Net cash provided (used) by operating activities............    (71,543)    43,694     26,506
                                                                ---------   --------   --------
Cash Flows From Investing Activities:
  Decrease (increase) in restricted cash......................      4,098      2,347     (6,437)
  Proceeds from investments in mortgages......................      1,015      4,810     62,746
  Other.......................................................     (2,626)       (68)     1,263
                                                                ---------   --------   --------
  Net cash provided by investing activities...................      2,487      7,089     57,572
                                                                ---------   --------   --------
Cash Flows from Financing Activities:
  Repayment of short-term debt, net of proceeds...............    (12,095)   (11,755)   (10,942)
  Net proceeds from sale of senior notes and convertible
     subordinated debentures..................................    271,800         --         --
  Repayment of long-term debt.................................    (17,022)   (31,340)   (88,925)
  Payment of liabilities subject to compromise................   (166,020)        --         --
                                                                ---------   --------   --------
  Net cash provided (used) by financing activities............     76,663    (43,095)   (99,867)
                                                                ---------   --------   --------
Net Increase (Decrease) In Cash...............................      7,607      7,688    (15,789)
Cash At Beginning Of Year.....................................      8,222        534     16,323
                                                                ---------   --------   --------
Cash At End Of Year...........................................  $  15,829   $  8,222   $    534
                                                                ---------   --------   --------
                                                                ---------   --------   --------
Supplemental Disclosure:
  Interest paid, before amount capitalized --
     Housing..................................................  $  30,384   $ 19,070   $ 11,322
     Financial Services.......................................      1,302      1,260      3,390
                                                                ---------   --------   --------
                                                                $  31,686   $ 20,330   $ 14,712
                                                                ---------   --------   --------
                                                                ---------   --------   --------

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                            COMMON STOCK          CONVERTIBLE     CAPITAL IN     RETAINED
                                        ---------------------      PREFERRED      EXCESS OF      EARNINGS
                                        $.10 PAR     $.01 PAR        STOCK        PAR VALUE      (DEFICIT)
                                        --------     --------     -----------     ----------     ---------
BALANCE AT DECEMBER 31, 1990........... $  4,531       $ --        $      --       $ 216,322     $(136,643)
Net loss for the year..................       --         --               --              --        (8,810)
                                        --------     --------     -----------     ----------     ---------
BALANCE AT DECEMBER 31, 1991...........    4,531         --               --         216,322      (145,453)
Net loss for the year..................       --         --               --              --       (21,354)
                                        --------     --------     -----------     ----------     ---------
BALANCE AT DECEMBER 31, 1992...........    4,531         --               --         216,322      (166,807)
Common and convertible redeemable
  preferred stock issued to unsecured
  creditors (4,873,650 shares and
  2,816,762 shares, respectively)......       --         49           70,419          57,842            --
Common stock issued to pre-Effective
  Date stockholders (3,510,818
  shares)..............................   (4,531)        35               --           4,496            --
Common stock issued to corporate
  officers and certain key employees
  (140,000 shares).....................       --          1               --           2,939            --
Conversion of convertible redeemable
  preferred stock to common stock
  (862,032 shares).....................       --          9          (21,551)         21,542            --
Exercise of Class B warrants into
  common stock (2,606 shares)..........       --         --               --              52            --
Net income for the year................       --         --               --              --        71,691
                                        --------     --------     -----------     ----------     ---------
BALANCE AT DECEMBER 31, 1993........... $     --       $ 94        $  48,868       $ 303,193     $ (95,116)
                                        --------     --------     -----------     ----------     ---------
                                        --------     --------     -----------     ----------     ---------

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

GENERAL

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

     The Company is engaged in two related industry segments, the on-site development of single-family residential communities and financial services. Identifiable assets and the results of operations of the Company's segments are reported in the consolidated balance sheets and statements of operations. Capital expenditures, depreciation and amortization expense for the years ended December 31, 1993, 1992 and 1991 were insignificant.

  Income (Loss) Per Share

     Income (loss) per common and common equivalent share has been computed using the weighted average number of common and common equivalent shares outstanding, assuming the new capital structure (see Note 7) had been effective as of the beginning of all periods presented. This differs from historical income (loss) per common and common equivalent share for 1992 and 1991 of $(.47) and $(.20), previously reported (based on the Company's former capital structure and 45,312,508 and 45,312,469 shares of common stock, $.10 par value per share, outstanding at December 31, 1992 and 1991, respectively). In management's opinion, prior year income (loss) per share information is of limited use or relevance given the significant changes in ownership and the Company's capital structure which occurred as a result of the Company's reorganization pursuant to the Plan (see Note 2). The weighted average number of common and common equivalent shares outstanding for primary income per share include the dilutive effect of the convertible redeemable preferred stock and Class B warrants for all periods presented and stock options for periods subsequent to June 21, 1993 (based on the average stock price for the periods). Fully diluted income per share includes the dilutive effect of the Class B warrants and stock options (based on the higher year-end stock price) and the assumed conversion of the convertible subordinated debentures. The following weighted average number of common and common equivalent shares were used to compute income (loss) per share:

                                                       1993          1992          1991
                                                     ---------     ---------     ---------
    Primary........................................  11,631,071    11,284,885    11,284,885
    Fully diluted..................................  12,110,237    11,284,885    11,284,885

  Cash Equivalents

     The Company considers all short-term investments with an initial maturity of less than 90 days to be cash equivalents.

  Financial Instruments

     Where the Company believes that other than insignificant differences may exist between the fair value and recorded value of financial instruments, as defined by Statement of Financial Accounting Standards ("SFAS") No. 107, estimates of fair value have been provided along with key assumptions integral to the Company's assessment. For items such as trade receivables and payables, cash and cash equivalents, short-term debt and option deposits (all of which are considered financial instruments by SFAS No. 107), the Company believes that fair value approximates recorded value because of the typically liquid, short-term nature, market rate terms and lack of specific concentration of these instruments.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

HOUSING

  Sales and Profit Recognition

     Profit is recognized from the sale of real estate at time of closing, i.e., when sufficient down payment has been made; any financing has been arranged; title, possession and other attributes of ownership have been transferred to the buyer; and the Company is not obligated to perform additional significant activities after the sale.

  Inventories and Valuation

     The components of single-family housing inventories are as follows (dollars in thousands):

                                                                       1993         1992
                                                                     --------     --------
    Housing completed and under construction.......................  $193,827     $142,720
    Models.........................................................    34,366       30,160
    Finished lots..................................................    83,140       83,430
    Land under development.........................................    58,824       48,105
    Raw land held for development or sale..........................   121,463      124,517
                                                                     --------     --------
                                                                     $491,620     $428,932
                                                                     --------     --------
                                                                     --------     --------

     The costs of acquiring and developing land and constructing certain applicable amenities are allocated to the related parcels. The Company records land inventories held for sale or investment at the lower of cost or net realizable value. Net realizable value differs from market value in that, among other things, market value assumes a cash sale under current market conditions, considers a potential purchaser's requirement for future profit and discounts the timing of estimated future cash receipts, whereas net realizable value is the price obtainable in the future based on the current intended use of the land, net of disposal and holding costs, without provision for future profits or discounting future cash flow to present value. Housing inventories are recorded using the specific identification method at the lower of cost or net realizable value. Excluding the $42,368,000 provision recorded in the fourth quarter of 1992 (see Note 2), provisions to reduce land and housing inventories to the lower of cost or net realizable value for 1993, 1992 and 1991 were not significant. Total land and housing reserves were $48,362,000, $59,777,000 and $50,226,000 at December 31, 1993, 1992 and 1991, respectively.

     During 1993 and 1992, the Company completed several exchanges of land assets with third parties totalling approximately $5,697,000 and $22,300,000, respectively, in which the Company received land suitable for single-family detached homes, which can be more readily developed and sold, in return for land zoned primarily for commercial use and single-family attached homes for which the Company had no near-term plans to utilize. The exchanges are treated as non-cash transactions for purposes of the consolidated statements of cash flow.

  Capitalization Period

     Interest is capitalized on land, finished building lots and single-family residential housing construction costs during the development and construction period. Interest is capitalized to eligible assets using an allocation method based on the Company's actual interest costs. A summary of interest for 1993, 1992 and

                     U.S. HOME CORPORATION AND SUBSIDIARIES

1991 (adjusted in 1992 to reflect the impact of interest included in reorganization items and asset write-downs and other provisions) follows:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1993         1992         1991
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Capitalized at beginning of year --
      U.S. Home........................................  $ 57,474     $ 92,898     $ 78,470
      Joint ventures consolidated......................     1,234           --       17,425
                                                         --------     --------     --------
                                                           58,708       92,898       95,895
                                                         --------     --------     --------
    Paid and accrued...................................    22,105       14,462       28,155
    Expensed...........................................      (185)      (1,252)      (6,418)
                                                         --------     --------     --------
    Capitalized........................................    21,920       13,210       21,737
    Included in cost of sales..........................   (22,342)     (23,338)     (24,734)
    Included in reorganization items, asset write-downs
      and other........................................    (2,706)     (25,296)          --
                                                         --------     --------     --------
    Capitalized at end of year.........................  $ 55,580     $ 57,474     $ 92,898
                                                         --------     --------     --------
                                                         --------     --------     --------

     Under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Code"), interest on a majority of the Company's debt was stayed. Had the accrual of interest not been stayed, paid and accrued interest for 1993, 1992 and 1991 would have been increased by approximately $12,000,000, $26,400,000 and $21,600,000, respectively, and interest expense for 1993, 1992 and 1991 would have been increased by approximately $1,300,000, $5,900,000 and $4,900,000, respectively.

FINANCIAL SERVICES

  Revenue Recognition

     Commitment fees collected or paid by the Company with respect to loans held for sale are recognized as revenue or expense when the loans are sold to investors or when it becomes evident the commitment will not be used.

     The sale of loans and loan servicing rights is recognized when the Company enters into a contractual agreement with an investor to sell residential mortgage loans and the related servicing rights in which substantially all of the risks and rewards of ownership are transferred to the purchaser. During the years ended December 31, 1993, 1992 and 1991, revenues included net gains (losses) from the sale of loans of $(262,000), $(655,000) and $967,000, respectively, and net gains from the sale of servicing of $3,829,000, $3,189,000 and $1,678,000, respectively.

  Residential Mortgage Loans

     Residential mortgage loans held for sale ($6,660,000 at December 31, 1993) are included in the accompanying consolidated balance sheets at the lower of cost or market on an aggregate basis. The Company estimates the fair value of residential mortgage loans held at December 31, 1993 approximated recorded value based on quoted market prices (at December 31, 1993) for similar loans sold either on a whole loan basis or pooled and sold as collateral for mortgage-backed securities.

  Hedging Contracts

     The Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), manages its interest rate risk through hedging techniques and regularly enters into mandatory forward delivery contracts ("hedging contracts") to sell mortgage backed securities to securities dealers at a future date at a

                     U.S. HOME CORPORATION AND SUBSIDIARIES
fixed yield. Changes in the market value of hedging contracts applicable to residential mortgage loans held for sale are recognized in income when the changes occur.

(2) REORGANIZATION AND EMERGENCE FROM CHAPTER 11

     On June 21, 1993 (the "Effective Date"), the Company and 46 of its affiliates emerged from Chapter 11 pursuant to their First Amended Consolidated Plan of Reorganization (as modified, the "Plan"). Seven other affiliates (consisting of the Company's discontinued manufactured housing and building supply operations, the "Liquidating Debtors") commenced liquidation pursuant to their First Amended Joint Plan of Reorganization (the "Liquidating Plan").

     None of the financial services subsidiaries were a party to the Company's reorganization.

     The following table summarizes the impact of the Plan on the various classes of creditors as of December 31, 1993 (dollars in thousands):

                                                                 CLAIMS SATISFIED BY
                                                       ---------------------------------------
                                                                                   STOCK
                                            ALLOWED                          -----------------
                                             CLAIMS    CASH (1)     OTHER    PREFERRED COMMON
                                            --------   --------     ----     -------   -------
    Unsecured --
      Senior debt.........................  $209,950   $137,516     $ --     $68,113   $ 4,321
      Subordinated debt...................    69,328     17,500       --          --    51,828
      Other...............................    14,123      9,720(2)   355(2)    2,306     1,742
                                            --------   --------     ----     -------   -------
                                             293,401    164,736      355      70,419    57,891
    Secured creditors.....................     1,284      1,284       --          --        --
                                            --------   --------     ----     -------   -------
                                            $294,685   $166,020     $355     $70,419   $57,891
                                            --------   --------     ----     -------   -------
                                            --------   --------     ----     -------   -------

- ------------

(1) Cash payments were from the net proceeds from the sale of the Company's 9.75% senior notes due 2003 (see Note 5).

(2) Includes claims of $1,491 which were settled for cash payments of $1,167. The Company has reflected the gain on the settlement of these claims ($324) in "reorganization items, net" in the accompanying consolidated statements of operations.

     Under the Plan, creditors received 4,873,650 shares of common stock and 2,816,762 shares of convertible redeemable preferred stock and pre-Effective Date stockholders received 3,510,818 shares of common stock and warrants (exercisable at $20 per share), which, if fully exercised, would result in the stockholders receiving an additional 1,904,757 shares of the Company's common stock.

     In connection with the Plan negotiations, the Company reached accords to restructure certain secured nonrecourse debt agreements with several lenders. Under the terms of the agreements, the Company retained land assets valued at approximately $25,600,000 and $13,700,000 in 1993 and 1992, respectively, that secured such nonrecourse debt and a total of approximately $2,300,000 and $27,300,000 in 1993 and 1992, respectively, of debt was forgiven. The Company has reflected the gain on debt extinguishment and associated offsetting write-down of land assets net in "reorganization items, net" in the accompanying consolidated statements of operations given that the restructuring was integral to the Plan and the lack of any real economic impact on the Company due to the nonrecourse nature of the debt.

     In connection with preparing to implement the Plan, the Company recorded provisions totaling $69,668,000 in 1992 to reflect the impact of the Plan on land utilization ($42,368,000) and certain nonrecourse debt restructuring ($27,300,000) and recorded a gain from nonrecourse debt forgiven in connection with the Plan ($27,300,000). The resulting net amount ($42,368,000) was included in "reorganization items, net" in the accompanying consolidated statement of operations for 1992. The primary

                     U.S. HOME CORPORATION AND SUBSIDIARIES
component of the charge was a change in the intended use and reduced holding period for certain land assets necessitated by increased debt amortization and service requirements of certain indebtedness originally planned to be issued under the Plan.

     Also in connection with the Plan, the Company issued 140,000 shares of common stock to corporate officers and certain other key employees for services rendered in connection with the reorganization of the Company. The Company has reflected the issuance as an increase in stockholders' equity and an offsetting charge to earnings (which charge has been included in the accompanying consolidated statement of operations for 1993 as "reorganization items, net") of $2,940,000 based upon the prevailing market price of the Company's common stock at the Effective Date.

     The Liquidating Plan provided, among other things, that the proceeds from the liquidation of the assets of each Liquidating Debtor, if any, after payment of that Liquidating Debtor's administrative and priority claims, would be distributed to that Liquidating Debtor's secured and unsecured creditors.

(3) HOUSING SHORT-TERM DEBT

     Short-term debt consists of the following:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1993          1992
                                                                   ---------     ---------
                                                                   (DOLLARS IN THOUSANDS)
    Revolving working capital facility.........................    $      --     $      --
    Postpetition credit facility...............................           --        16,688
    Credit agreement financing.................................           --       155,685
    Model home, acquisition and development and other
      short-term debt..........................................           --         7,120
    Less pre-Filing Date claims included in liabilities subject
      to compromise............................................           --      (157,842)
                                                                   ---------     ---------
                                                                   $      --     $  21,651
                                                                   ---------     ---------
                                                                   ---------     ---------

     In June 1993, the Company entered into a four year, $95,000,000 secured revolving working capital agreement (the "Working Capital Facility") with General Electric Capital Corporation ("GECC") which, as amended, replaced the postpetition credit facility with GECC. Borrowings under the Working Capital Facility are generally being used to provide working capital. However, funds from the Working Capital Facility have also been used to pay certain allowed claims pursuant to the Plan and to refinance certain indebtedness. In addition, the Company may use up to $25,000,000 under the Working Capital Facility for letter of credit obligations. The Working Capital Facility bears interest at a premium over the higher of the prime rate and the rate applicable to 90 day commercial paper and matures on June 21, 1997.

     In accordance with the Working Capital Facility, the Company has provided GECC liens on its cash, personal property and certain finished lots and single-family housing units, including models, with a cost of approximately $122,200,000 at December 31, 1993. This collateral has provided the Company with an available borrowing base capacity of approximately $50,400,000 at December 31, 1993, all of which was unused. The Working Capital Facility contains numerous real estate and financial covenants, including an inventory-to-backlog ratio and restrictions on the incurring of additional debt, creation of liens and the purchases of land.

     The maximum amounts of short-term borrowings from banks and other financial institutions (excluding short-term debt subject to compromise in 1993, 1992 and 1991) outstanding at any time during 1993, 1992 and 1991 were $60,900,000, $59,400,000 and $54,600,000, respectively. The average amounts of short-term debt outstanding from banks and other financial institutions (excluding short-term debt subject to compro-

                     U.S. HOME CORPORATION AND SUBSIDIARIES
mise in 1993, 1992 and 1991) during 1993, 1992 and 1991 were $34,900,000,
$47,500,000 and $48,500,000, respectively, and the weighted average interest rates, without giving effect to commitment fees, were 8.3%, 9.0% and 12.6%, respectively. Computations of such rates were made based upon the weighted average of outstanding loan balances during the respective years.

(4) FINANCIAL SERVICES SHORT-TERM DEBT

     Financial services short-term debt ($20,566,000 and $14,079,000 outstanding at December 31, 1993 and 1992, respectively) consists of an agreement with a financial institution which, as amended, provides Mortgage with a $35,000,000 secured revolving line of credit (the "Mortgage Credit Facility"). The Mortgage Credit Facility, which is not guaranteed by the Company, matures on August 31, 1994 and bears interest at the prime rate. Certain residential mortgage loans have been pledged as collateral to secure Mortgage's obligations under the Mortgage Credit Facility. The Company expects the Mortgage Credit Facility to be extended or, if replaced, will be replaced by a credit facility similar to the terms and conditions to its present credit facility.

     The maximum amounts of financial services' short-term borrowings from banks and other financial institutions outstanding at any time during 1993, 1992 and 1991 were $32,600,000, $22,800,000 and $6,600,000, respectively. The average amounts of short-term debt outstanding from banks and other financial institutions during 1993, 1992 and 1991 were $16,200,000, $11,100,000 and
$2,400,000, respectively, and the weighted average interest rates, without giving effect to balance deficiency fees, were 6.6%, 7.5% and 8.9%, respectively. Computations of such rates were made based upon the weighted average of outstanding loan balances during the respective years.

(5) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1993          1992
                                                                   --------      ---------
                                                                   (DOLLARS IN THOUSANDS)
    Housing --
      Notes and mortgage notes payable...........................  $ 31,937      $  45,565
      9.75% Senior notes 2003....................................   200,000             --
      4.875% Convertible subordinated debentures due 2005........    80,000             --
      13.25% -- 17.5% Senior debt, due 1994 through 2000.........        --         42,735
      5.5% -- 12.375% Subordinated debt, due 1994 through 1996...        --         66,316
                                                                   --------      ---------
                                                                    311,937        154,616
      Less: Current maturities...................................    (8,093)       (29,635)
            Pre-Filing Date claims included in
              liabilities subject to compromise..................        --       (114,005)
                                                                   --------      ---------
                                                                    303,844         10,976
    Financial Services...........................................     1,102          1,791
                                                                   --------      ---------
    Total long-term debt.........................................  $304,946      $  12,767
                                                                   --------      ---------
                                                                   --------      ---------

     Housing notes and mortgage notes payable are primarily for the acquisition and development of land, with interest rates ranging from 6.7% to 9.0%. Assets pledged as collateral under these agreements totaled approximately $76,400,000 at December 31, 1993.

     On the Effective Date, the Company completed the sale of $200,000,000 principal amount of its 9.75% senior notes due June 15, 2003. Interest is payable semi-annually. On or after June 15, 1998, the senior notes

                     U.S. HOME CORPORATION AND SUBSIDIARIES
may be redeemed at the option of the Company, in whole or in part, at prices ranging from 103.656% (during the 12 month period ended June 14, 1999) to 100% (on and after June 15, 2001) of the principal amount thereof, together with accrued and unpaid interest. The indenture relating to the senior notes contains numerous convenants, including a minimum tangible net worth requirement and a limitation on the incurring of additional debt.

     In November 1993, the Company completed the sale of $80,000,000 principal amount of its 4.875% convertible subordinated debentures due November 1, 2005. Interest is payable semi-annually. The debentures are convertible at any time at the option of the holder into common stock at a conversion price of $35.50 per share, subject to adjustment under certain conditions. On or after November 1, 1996, the debentures may be redeemed at the option of the Company, in whole or in part, at prices ranging from 103.25% (during the 12 month period ending October 31, 1997) to 100% (on or after November 1, 2004) of the principal amount thereof, together with accrued and unpaid interest.

     Upon a change of control of the Company, holders of the senior notes and the debentures will have the right to require the Company to redeem the senior notes and debentures at a price of 101% of the principal amount of the senior notes and 100% of the principal amount of the debentures, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available at the time of a change of control to make the required repurchases. In addition, the Working Capital Facility prohibits the Company from repurchasing the senior notes and debentures prior to the termination of the Working Capital Facility.

     At December 31, 1993, housing long-term debt matures as follows: $8,093,000 in 1994, $10,428,000 in 1995, $8,551,000 in 1996, $4,718,000 in 1997, $147,000
in 1998, $200,000,000 in 2003 and $80,000,000 in 2005.

(6) INCOME TAXES

     The Company and its subsidiaries file consolidated federal income tax returns.

     The components of the provision for income taxes consisted of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                               ---------------------------
                                                                 1993       1992     1991
                                                               --------     ----     -----
                                                                 (DOLLARS IN THOUSANDS)
    Current --
      Federal................................................  $    555     $ 33     $ 413
      State..................................................       345        2        22
                                                               --------     ----     -----
                                                                    900       35       435
                                                               --------     ----     -----
    Deferred --
      Federal................................................     9,078      (33)     (413)
      State..................................................     1,056       (2)      (22)
                                                               --------     ----     -----
                                                                 10,134      (35)     (435)
                                                               --------     ----     -----
    Decrease in valuation allowance..........................   (45,000)      --        --
                                                               --------     ----     -----
              Total provision................................  $(33,966)    $ --     $  --
                                                               --------     ----     -----
                                                               --------     ----     -----

     Deferred income taxes provided under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") are determined based upon the difference between the financial statements and the tax basis of assets and liabilities. The net deferred tax assets at December 31, 1993, consisted of deferred tax assets of $54,800,000, which included deferred tax assets of $21,700,000 relating to land and housing reserves which were expensed for financial reporting purposes while being deferred for federal income tax reporting purposes and $19,100,000 relating to the Company's net operating loss carryforward ("NOL"), and deferred tax liabilities of $15,700,000, which included deferred tax liabilities of $11,700,000 relating to interest expense

                     U.S. HOME CORPORATION AND SUBSIDIARIES
which was capitalized for financial reporting purposes while being expensed for federal income tax reporting purposes. At December 31, 1992, deferred tax assets and deferred tax liabilities were $98,900,000 and $34,900,000, respectively, and were primarily attributable to the same items as noted above.

     The Company has available an NOL of approximately $49,000,000, which expires in the years 1999 through 2006. In addition, the Company has a credit for alternative minimum tax ("AMT") paid ($1,800,000 at December 31, 1993) which can be carried forward and be used to reduce regular taxes payable in excess of AMT in future years.

     When the Company adopted SFAS No. 109 in 1992, a valuation allowance was provided for the total amount of deferred tax assets attributable to the NOL because the Company was precluded from recognizing the tax benefit of the NOL during the pendency of the Cases. The Company emerged from the Cases in June 1993. Thereafter, the Company concluded that it would, more likely than not, be able to realize substantially all of the benefit associated with deferred tax assets based on the Company's historical and current pretax earnings (adjusted for reorganization items) and business plans. Accordingly, during the six months ended December 31, 1993, the Company reduced its valuation allowance by $45,000,000, resulting in a reduction of the Company's provision for income taxes and recognition of a deferred tax asset in the same amount (based on an estimated effective tax rate of 39%) which amount has been reduced to approximately $33,500,000 at December 31, 1993 as a result of pretax income generated during the last six months of 1993. Pretax income of approximately $88,000,000 will have to be generated during the NOL carryforward period for the Company to fully utilize the deferred tax asset as of December 31, 1993. As such recognition is based in part upon current economic conditions and business plans, future adjustments to the valuation allowance may be required if circumstances change. The deferred tax benefit attributable to the remaining NOL will reduce taxable income when realized unless the valuation allowance is reduced at an earlier date. The decrease in the deferred tax asset valuation allowance increased primary income per share in 1993 by $3.87 per share.

     As a result of the Company's recognition of the deferred tax asset attributable to its NOL, effective July 1, 1993 (and for all future periods), the Company provided income taxes based on its effective tax rate. Excluding the decrease in deferred tax asset valuation allowance in 1993, the following table reconciles the statutory federal income tax rate to the effective income tax rate for:

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                   1993     1992      1991
                                                                   ----     -----     -----
    Tax provision (benefit) at statutory rate..................... 35.0%    (34.0)%   (34.0)%
    Increases (decreases) in taxes resulting from --
      State and local income taxes, net of federal income tax
         provision................................................  4.0      (4.0)     (4.0)
      Utilization of net operating loss carryforward in first half
         of 1993.................................................. (9.8)       --        --
      Benefit of net operating loss carryforward not currently
         recognized...............................................   --      37.8      37.5
      Other, net..................................................   --        .2        .5
                                                                   ----     -----     -----
    Effective rate................................................ 29.2%       --%       --%
                                                                   ----     -----     -----
                                                                   ----     -----     -----

(7) STOCKHOLDERS' EQUITY

     As of December 31, 1993, the Company's capital structure consisted of the following:

     COMMON STOCK -- Authorized 50,000,000 shares, par value $.01 per share, outstanding 9,389,116 shares.

    Shares reserved for issuance --
      Convertible subordinated debentures.....................................  2,253,521
      Convertible redeemable preferred stock..................................  2,037,968
      Class B warrants........................................................  1,902,151
      Stock options...........................................................    600,000
      Employee stock payment plan.............................................    250,000
                                                                                ---------
                                                                                7,043,640
                                                                                ---------
                                                                                ---------

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     PREFERRED STOCK -- Authorized 10,000,000 shares, par value $.10 per share, including 2,037,968 convertible redeemable shares and 7,962,032 undesignated as to series shares.

(a) Convertible redeemable -- $25 per share liquidation preference and redemption value, outstanding 1,954,730 shares. The shares may be redeemed at the option of the Company at any time at an amount equal to the liquidation preference/redemption value ($25 per share) plus any declared and unpaid dividends. Each share of convertible redeemable preferred stock is convertible, subject to adjustments, into one share of common stock at the option of the holder and at any time prior to its redemption by the Company. During 1993, 862,032 shares of convertible redeemable preferred stock were converted into an equal number of shares of common stock. If the closing price of the common stock is equal to or greater than $30 per share for 20 consecutive trading days, the convertible redeemable preferred stock will automatically convert into common stock. Any shares converted are restored to the status of authorized and unissued preferred stock without designation as to series. The holders of the convertible redeemable preferred stock are entitled to one vote for each share of convertible redeemable preferred stock held by them.

     The holders of the convertible redeemable preferred stock vote together as a single class with the holders of the common stock on all matters requiring stockholder action.

(b) Undesignated as to series -- None outstanding. Shares may be issued in one or more classes or series with preference, limitations and relative rights as determined by the Board of Directors at time of issuance. Any shares issued will rank, as to dividends and liquidation preference, junior to the convertible redeemable preferred stock.

     CLASS B WARRANTS -- In connection with the Plan, pre-Effective Date stockholders received Class B warrants to acquire an aggregate of 1,904,757 shares of common stock for $20 per share, of which 2,606 warrants had been exercised at December 31, 1993. The warrants expire in June 1998.

     The Working Capital Facility, the senior note indenture and the Company's second restated certificate of incorporation contain restrictions on the (i) payment of dividends on the Company's common and convertible redeemable preferred stock and (ii) purchase, redemption, retirement or other acquisition of the Company's common and preferred stock, other than upon conversion of the convertible redeemable preferred stock into common stock and upon exercise of the Class B warrants and options to acquire common stock issued pursuant to stock option and stock payment plans of the Company into common stock.

     Prior to the Effective Date, the Company had 80,000,000 shares of common stock, $.10 par value, authorized, of which 45,312,526 were outstanding and 2,500,000 shares of preferred stock authorized, of which none were outstanding. Pursuant to the Plan, such common and preferred stocks were cancelled. As of the Effective Date, convertible redeemable preferred stock, common stock and Class B warrants were issued to creditors and the pre-Effective Date stockholders (see
Note 2).

(8) STOCK OPTION AND STOCK PAYMENT PLANS

STOCK OPTION PLANS

     As of the Effective Date, the Company adopted a qualified and non-qualified stock option plan for key employees (the "Employee Plan") to purchase a maximum of 500,000 shares of the Company's common stock. On August 19, 1993, the Company adopted, subject to stockholder approval, an additional stock option plan whereby options may be granted to non-employee directors (the "Director Plan") to purchase a maximum of 100,000 shares of the Company's common stock. Options under the Director Plan will be granted annually in a fixed amount.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     Options granted under the Employee Plan will be granted at not less than the closing price of the common stock on date of grant. Options granted under the Director Plan will be granted at not less than the average closing price of the common stock for the ten consecutive trading days prior to the date of grant; provided that the grant price will not be less than 95% of the average closing price of the common stock for the 20 consecutive trading days prior to the date of grant. The options are exercisable as specified in the stock options agreements relating to the options and may not be exercised later than ten years from the date of grant and, with respect to the Director Plan, no options may be exercised prior to stockholder approval.

     As of the Effective Date and subsequent thereto, options for 318,500 shares were granted at exercise prices ranging from $23.29 to $26.50 per share to certain key employees and non-employee directors, options for an aggregate of 10,000 shares were cancelled and no options were exercised.

     At December 31, 1993, options for 308,500 shares were outstanding at exercise prices ranging from $23.29 to $26.50 per share of which none were exercisable. As of December 31, 1993, 291,500 shares were available for granting of options, including 47,500 shares to non-employee directors.

     All stock options outstanding prior to the Effective Date were cancelled.

STOCK PAYMENT PLAN

     On December 10, 1993, the Company adopted, subject to stockholder approval, an employee stock payment plan (the "Payment Plan") for key employees whereby up to 25% of an employee's annual incentive pay (compensation other than base salary) may be payable in shares of the Company's common stock as determined by the Company's Board of Directors. The Payment Plan has a five-year term and commences on January 1, 1994. As of December 31, 1993, 250,000 shares of the Company's common stock were reserved for issuance under the Payment Plan.

     Shares to be issued under the Payment Plan will be valued at the average closing price of the common stock for a ten consecutive trading day period as defined in the plan.

(9) PROFIT SHARING

     The Company has a qualified profit sharing plan for the benefit of its employees which may be terminated at any time at the option of the Company. The annual contributions may be made in such amount as the Board of Directors of the Company determines, limited to 15% of the total compensation (as defined) of all participating employees. The aggregate amounts accrued for contribution to the profit sharing plan for distribution to employees were $546,000 in 1993 and $493,000 in 1992. There were no contributions to the profit sharing plan in 1991.

(10) COMMITMENTS AND CONTINGENCIES

     As of December 31, 1993, the Company had refundable and non-refundable deposits outstanding totaling $34,618,000 for options and contracts to purchase undeveloped land and finished lots having a total purchase price of approximately $237,104,000. These options expire at various dates through 1999.

     The Company is involved in litigation arising from the normal course of business, none of which, in the opinion of the Company, will have a material adverse effect on the financial position or results of operations of the Company.

     Mortgage manages its interest rate risk through hedging techniques and regularly enters into hedging contracts. At December 31, 1993, Mortgage had $29,500,000 in hedging contracts outstanding. Mortgage's exposure to credit risk in the event of nonperformance by the other party to the agreement would be considerably less than the contract amount.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(11) UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the years ended December 31, 1993 and 1992 is as follows (dollars in thousands, except per share data). See
Note 1 for discussion of the 1992 fourth quarter adjustment and the 1992 restatement of income (loss) per common and common equivalent share.

                                                                 THREE MONTHS ENDED
                                              ---------------------------------------------------------
                                              MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                1993          1993           1993              1993
                                              ---------     --------     -------------     ------------
Housing --
  Operating revenues........................  $ 164,464     $192,328       $ 223,983         $218,175
  Gross profit..............................  $  28,311     $ 31,584       $  36,881         $ 34,871
  Operating income..........................  $   7,779     $  8,924       $  12,709         $ 12,418
Financial Services --
  Operating revenues........................  $   2,590     $  3,356       $   3,490         $  3,691
  Operating income..........................  $     402     $    631       $   1,125         $    652
Reorganization Items........................  $   2,890     $  4,025       $      --         $     --
Net Income..................................  $   5,029     $  5,251       $  53,438         $  7,973
Income Per Common and Common Equivalent
  Share --
  Primary...................................  $     .45     $    .46       $    4.61         $    .67
  Fully diluted.............................  $     .45     $    .46       $    4.55         $    .61

                                                                 THREE MONTHS ENDED
                                              ---------------------------------------------------------
                                              MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                1992          1992           1992              1992
                                              ---------     --------     -------------     ------------
Housing --
  Operating revenues........................  $ 140,400     $173,669       $ 179,460         $185,686
  Gross profit..............................  $  23,774     $ 29,205       $  29,836         $ 30,533
  Operating income..........................  $   3,887     $  7,665       $   8,661         $  8,205
Financial Services --
  Operating revenues........................  $   2,023     $  2,971       $   2,954         $  2,737
  Operating income (loss)...................  $     155     $   (130)      $     614         $    292
Reorganization Items........................  $   1,041     $  1,963       $   2,845         $ 44,854
Net Income (Loss)...........................  $   3,001     $  5,572       $   6,430         $(36,357)
Income (Loss) Per Common and Common
  Equivalent Share --
  Primary...................................  $     .27     $    .49       $     .57         $  (3.22)
  Fully diluted.............................  $     .27     $    .49       $     .57         $  (3.22)

(12) RECEIVABLES

     The Company had housing and financial services receivables of approximately $2,799,000 in 1993 and $2,050,000 in 1992 that were due after one year. The balance due after one year in 1993 included notes and mortgage notes receivable of $315,000 with interest rates ranging from 7.0% to 10.5%. A majority of the balance matures within five years.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(13) ACCRUED EXPENSES

     At December 31, 1993 and 1992, accrued expenses and other current liabilities, excluding $31,361,000 in 1992 of housing accrued expenses and other current liabilities included in "liabilities subject to compromise", consisted of the following:

                                                                        1993        1992
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Housing --
      Customer deposits..............................................  $14,750     $ 9,346
      Salaries and other compensation................................    6,701       6,069
      Interest.......................................................    1,711       5,230
      Taxes, other than income taxes.................................    3,647       5,403
      Other..........................................................    3,892      13,374
                                                                       -------     -------
                                                                       $30,701     $39,422
                                                                       -------     -------
                                                                       -------     -------
    Financial Services --
      Accounts payable...............................................  $ 4,706     $ 4,963
      Other..........................................................    4,798       4,888
                                                                       -------     -------
                                                                       $ 9,504     $ 9,851
                                                                       -------     -------
                                                                       -------     -------

(14) SUPPLEMENTARY INCOME STATEMENT INFORMATION

     The following expenses are included in the consolidated statements of operations for the years ended December 31, 1993, 1992 and 1991:

                                                                1993       1992       1991
                                                               ------     ------     ------
                                                                  (DOLLARS IN THOUSANDS)
    Depreciation and amortization of property, plant and
      equipment, income properties, model furniture and
      furnishings and other depreciable assets --
      Housing................................................  $4,284     $3,870     $4,313
      Financial services.....................................     102         90        116
                                                               ------     ------     ------
                                                               $4,386     $3,960     $4,429
                                                               ------     ------     ------
                                                               ------     ------     ------
    Advertising expense, Housing.............................  $5,002     $5,648     $6,124
                                                               ------     ------     ------
                                                               ------     ------     ------

                                                                     SCHEDULE II

                     U.S. HOME CORPORATION AND SUBSIDIARIES

            SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES,
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                               COLUMN E
                                                                        COLUMN D           -----------------
                                                                 -----------------------
                                          COLUMN B                                          BALANCE AT END
                                         ----------                    DEDUCTIONS              OF PERIOD
               COLUMN A                  BALANCE AT   COLUMN C   -----------------------   -----------------
- ---------------------------------------  BEGINNING    --------    AMOUNTS      AMOUNTS                 NOT
            NAME OF DEBTOR               OF PERIOD    ADDITIONS  COLLECTED   WRITTEN-OFF   CURRENT   CURRENT
- ---------------------------------------  ----------   --------   ---------   -----------   -------   -------
Year Ended December 31, 1991:
  Accounts and notes receivable from
     directors, officers and
     employees --
       Philip J. Walsh(1)..............   $ 100,000    $   --     $ 47,000     $    --     $53,000   $    --
Year Ended December 31, 1992:
  Accounts and notes receivable from
     directors, officers and
     employees --
       Philip J. Walsh(1)..............   $  53,000    $   --     $     --     $    --     $53,000   $    --
Year Ended December 31, 1993:
  Accounts and notes receivable from
     directors, officers and
     employees --
       Philip J. Walsh(1)..............   $  53,000    $   --     $ 53,000     $    --     $    --   $    --

- ---------------

(1) The note was collateralized by a continuing security interest in funds owed the employee by the Company and bore interest at the average annual prime interest rate. In connection with the implementation of the USH Plan in 1993, the amount due the Company was offset against the amount owed the employee.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of the Company is incorporated by reference from the Nominees for Directors Section, pages 3 through 7, of the Company's Proxy Statement, dated March 3, 1994, for the Annual Meeting of Stockholders to be held on April 6, 1994, filed pursuant to Section 14 of the Exchange Act ("1993 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information is incorporated by reference from the Executive Compensation Section, pages 7 through 9 of the 1993 Proxy Statement.

ITEM 12. COMMON STOCK

     The information relating to the security ownership of certain beneficial owners and management is incorporated by reference from the Security Ownership of Management and Certain Beneficial Owners Section, pages 20 through 21 of the 1993 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2. The following financial statements and financial statement schedules are filed as part of this Report:

     See Index to Financial Statements -- Item 8.

     (a) 3. Exhibits

           2.1       -- First Amended Consolidated Plan of Reorganization of U.S. Home
                        Corporation and certain of its affiliates dated April 1, 1993.
                        Incorporated by reference from exhibit 2.1 to U.S. Home Corporation's
                        Current Report on Form 8-K filed June 9, 1993.
           2.2       -- Modification to "USH Debtors' First Amended Consolidated Plan of
                        Reorganization." Incorporated by reference from exhibit 2.2 to U.S.
                        Home Corporation's Current Report on Form 8-K filed June 9, 1993.
           2.3       -- First Amended Joint Plan of Reorganization of certain affiliates of
                        U.S. Home Corporation dated April 1, 1993. Incorporated by reference from exhibit 2.3 to U.S. Home Corporation's Current Report on Form
                        8-K filed June 9, 1993.
           2.4       -- Findings of Fact, Conclusions of Law and Order Confirming the First
                        Amended Consolidated Plan of Reorganization of U.S. Home Corporation
                        and certain of its affiliates. Incorporated by reference from exhibit
                        28.1 to U.S. Home Corporation's Current Report on Form 8-K filed June
                        9, 1993.
           2.5       -- Findings of Fact, Conclusions of Law and Order Confirming the First
                        Amended Joint Plan of Reorganization of certain affiliates of U.S.
                        Home Corporation. Incorporated by reference from exhibit 28.2 to U.S.
                        Home Corporation's Current Report on Form 8-K filed June 9, 1993.

           3.1       -- Second Restated Certificate of Incorporation of U.S. Home Corporation
                        effective on June 21, 1993. Incorporated by reference from exhibit
                        3.1 to Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
           3.2       -- Amended and Restated By-Laws of U.S. Home Corporation, Dated as of
                        June 21, 1993. Incorporated by reference from exhibit 3.2 to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
           4.1       -- Trust Indenture, dated as of November 3, 1993, by and between U.S.
                        Home Corporation and Marine Midland Bank, N.A., as trustee, relating to U.S. Home Corporation's 4.875% Convertible Subordinated
                        Debentures. Incorporated by reference from exhibit 4.1 to U.S. Home
                        Corporation's Current Report on Form 8-K filed November 3, 1993.
          10.1       -- Amended and Restated Loan Agreement, dated as of June 21, 1993, between U.S. Home Corporation and General Electric Capital
                        Corporation. Incorporated by reference from exhibit 10.1 to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.1(i)    -- First Amendment to Amended and Restated Loan Agreement, dated as of
                        September 7, 1993, between U.S. Home Corporation and General Electric
                        Capital Corporation. Incorporated by reference from exhibit 10.1(i)
                        to Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.1(ii)   -- Second Amendment to Amended and Restated Loan Agreement, dated as of
                        September 15, 1993, between U.S. Home Corporation and General
                        Electric Capital Corporation. Incorporated by reference from exhibit
                        10.1(ii) to Registration Statement on Form S-3 of U.S. Home
                        Corporation (Registration No. 33-68966).
          10.1(iii)  -- Third Amendment to Amended and Restated Loan Agreement, dated as of
                        October 22, 1993, between U.S. Home Corporation and General Electric
                        Capital Corporation. Incorporated by reference from exhibit 10.2(iii)
                        to Amendment No. 3 to Registration Statement on Form S-3 of U.S. Home
                        Corporation (Registration No. 33-68966).
          10.1(iv)   -- Fourth Amendment to Amended and Restated Loan Agreement, dated as of
                        December 31, 1993, between U.S. Home Corporation and General Electric
                        Capital Corporation.
          10.2       -- Trust Indenture, dated as of June 21, 1993, by and between U.S. Home
                        Corporation and IBJ Schroder Bank & Trust Company, as trustee, relating to U.S. Home Corporation's 9.75% Senior Notes due 2003.
                        Incorporated by reference from exhibit 10.2 to Registration Statement on Form S-3 of U.S. Home Corporation (Registration No. 33-68966).
          10.3       -- Warrant Agreement, dated as of June 21, 1993, between U.S. Home
                        Corporation and The First National Bank of Boston relating to U.S.
                        Home Corporation's Class B Warrants. Incorporated by reference from exhibit 10.3 to Registration Statement on Form S-3 of U.S. Home
                        Corporation (Registration No. 33-68966).
          10.4       -- U.S. Home Corporation's 1993 Stock Option Plan. Incorporated by
                        reference from exhibit 4.1 to Registration Statement on Form S-8 of
                        U.S. Home Corporation (Registration No. 33-64712).
          10.5       -- U.S. Home Corporation's Non-Employee Directors' Stock Option Plan.
                        Incorporated by reference from exhibit 10.5 to Registration Statement on Form S-3 of U.S. Home Corporation (Registration No. 33-68966).
          10.6       -- U.S. Home Corporation's Employee Stock Payment Plan. Incorporated by
                        reference from exhibit B to U.S. Home Corporation's 1993 Proxy
                        Statement dated March 3, 1994.

          10.7       -- U.S. Home Corporation's 1993 Corporate Officers Incentive
                        Compensation Plan. Incorporated by reference from exhibit 10.4 to
                        Amendment No. 1 to Registration Statement on Form S-1 of U.S. Home
                        Corporation (Registration No. 33-60638).
          10.8       -- U.S. Home Corporation's Key Employees' Separation Pay Plan.
                        Incorporated by reference from exhibit 10.5 to Amendment No. 1 to
                        Registration Statement on Form S-1 of U.S. Home Corporation
                        (Registration No. 33-60638).
          10.9       -- Employment and Consulting Agreement, dated May 12, 1986, between U.S.
                        Home Corporation and Robert J. Strudler. Incorporated by reference from exhibit 10.1 to U.S. Home Corporation's Current Report on Form
                        8-K dated July 8, 1986.
          10.9(i)    -- First Amendment to Employment and Consulting Agreement, effective as of February 8, 1990, between U.S. Home Corporation and Robert J.
                        Strudler. Incorporated by reference from exhibit 10.27(i) to U.S.
                        Home Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1989.
          10.9(ii)   -- Second Amendment to Employment and Consulting Agreement, effective as of December 6, 1990 between U.S. Home Corporation and Robert J.
                        Strudler. Incorporated by reference from exhibit 10.14(ii) to U.S.
                        Home Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1990.
          10.9(iii)  -- Third Amendment to Employment and Consulting Agreement, effective as of June 21, 1993, between U.S. Home Corporation and Robert J.
                        Strudler. Incorporated by reference from exhibit 10.8(iii) to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.10      -- Employment and Consulting Agreement, dated May 12, 1986, between U.S.
                        Home Corporation and Isaac Heimbinder. Incorporated by reference from exhibit 10.2 to U.S. Home Corporation's Current Report on Form 8-K
                        dated July 8, 1986.
          10.10(i)   -- First Amendment to Employment and Consulting Agreement, effective as of February 8, 1990, between U.S. Home Corporation and Isaac
                        Heimbinder. Incorporated by reference from exhibit 10.28(i) to U.S.
                        Home Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1989.
          10.10(ii)  -- Second Amendment to Employment and Consulting Agreement, effective as of December 6, 1990, between U.S. Home Corporation and Isaac
                        Heimbinder. Incorporated by reference from exhibit 15 to U.S. Home
                        Corporation's Annual Report on Form 10-K for the year ended December
                        31, 1990.
          10.10(iii) -- Third Amendment to Employment and Consulting Agreement, effective as of June 21, 1993, between U.S. Home Corporation and Isaac Heimbinder.
                        Incorporated by reference from exhibit 10.9(iii) to Registration
                        Statement on Form S-3 of U.S. Home Corporation (Registration No.
                        33-68966).
          10.11      -- Registration Rights Agreement, dated as of June 21, 1993, between
                        U.S. Home Corporation and Loomis, Sayles & Company Incorporated, on
                        behalf of certain holders of the common stock of U.S. Home
                        Corporation. Incorporated by reference from exhibit 10.10 to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.12      -- Trust Agreement, dated January 29, 1987, between U.S. Home
                        Corporation, as Grantor and Kenneth J. Hanau, Jr. and Charles A.
                        McKee, as Trustee, with respect to deferred compensation for certain executives of U.S. Home Corporation. Incorporated by reference from exhibit 10.24 to U.S. Home Corporation's Annual Report on Form 10-K
                        for the year ended December 31, 1986.
          10.13      -- Trust Agreement, dated December 18, 1986, between U.S. Home
                        Corporation, as Grantor, and Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Isaac Heimbinder. Incorporated by reference from exhibit 10.25 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1986.

          10.14      -- Trust Agreement, dated December 18, 1986, between U.S. Home
                        Corporation, as Grantor, and Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Robert J. Strudler. Incorporated by reference from exhibit 10.26 to U.S. Home Corporation's Annual
                        Report on Form 10-K for the year ended December 31, 1986.
          10.15      -- Letter, dated as of March 20, 1990, between U.S. Home Corporation and
                        William E. Reichard, as Successor Trustee, with respect to Trust
                        Agreements dated December 18, 1986 between U.S. Home Corporation, as
                        Grantor, Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Robert J. Strudler and Isaac Heimbinder.
                        Incorporated by reference from exhibit 10.19 to U.S. Home
                        Corporation's Annual Report on Form 10-K for the year ended December
                        31, 1992.
          10.16      -- Warehousing Credit and Security Agreement (single-family mortgage loans), dated as of April 15, 1992, between U.S. Home Mortgage
                        Corporation and Residential Funding Corporation. Incorporated by
                        reference from exhibit 10.3 to U.S. Home Corporation's Quarterly
                        Report on Form 10-Q for the period ended March 31, 1992.
          10.16(i)   -- First Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of June 1, 1992, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference from exhibit 10.1 to U.S. Home
                        Corporation's Quarterly Report on Form 10-Q for the period ended June
                        30, 1992.
          10.16(ii)  -- Second Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of June 11, 1992, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference from exhibit 10.2 to U.S. Home
                        Corporation's Quarterly Report on Form 10-Q for the period ended June
                        30, 1992.
          10.16(iii) -- Third Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of October 21, 1992, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference from exhibit 10.3 to U.S. Home
                        Corporation's Quarterly Report on Form 10-Q for the period ended
                        September 30, 1992.
          10.16(iv)  -- Fourth Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of May 28, 1993, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference to exhibit 10.13(iv) to Amendment No. 2 to
                        Registration Statement on Form S-1 of U.S. Home Corporation
                        (Registration No. 33-60638).
          10.16(v)   -- Fifth Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of June 15, 1993, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference from exhibit 10.1 to U.S. Home
                        Corporation's Quarterly Report on Form 10-Q for the period ended June
                        30, 1993.
          10.16(vi)  -- Sixth Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of September 15, 1993, between U.S. Home Mortgage Corporation and Residential Funding
                        Corporation. Incorporated by reference from exhibit 10.15(vi) to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.17      -- U.S. Home Corporation's Amortizing Incentive Plan. Incorporated by
                        reference from exhibit 4.2 to Registration Statement on Form S-8 of
                        U.S. Home Corporation (Registration No. 33-64712).

          10.18      -- Form of Indemnification Agreement for directors and executive officers. Incorporated by reference from exhibit 10.15 to amendment
                        No. 2 to Registration Statement on Form S-1 of U.S. Home Corporation
                        (Registration No. 33-60638).
          11         -- Computation of earnings per share.
          22         -- Subsidiaries of U.S. Home Corporation.
          24         -- Consent of Independent Public Accountants.

     (b) Report on Form 8-K

     On November 3, 1993, under Item 5 "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K reporting the signing of an Indenture, dated as of November 3, 1993, between U.S. Home Corporation and Marine Midland Bank, N.A., as trustee, relating to the public offering of the Company's 4.875% Convertible Subordinated Debentures.

     No other Current Report on Form 8-K was filed by the Company during October, November or December 1993.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: February 22, 1994                   U.S. HOME CORPORATION

                                          By:   /s/  ISAAC HEIMBINDER
                                                     Isaac Heimbinder
                                          President and Chief Operating Officer

                                          By:   /s/  CHESTER P. SADOWSKI
                                                   Chester P. Sadowski
                                           Vice President, Controller and Chief
                                                    Accounting Officer
                                              (principal accounting officer)

                                          By:   /s/  THOMAS A. NAPOLI
                                                     Thomas A. Napoli
                                            Vice President, Finance and Chief
                                                    Financial Officer
                                              (principal financial officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                TITLE                       DATE
- ---------------------------------------------   ----------------------------    ------------------
              /s/  ROBERT J. STRUDLER           Director, Chairman and Chief     February 22, 1994
             Robert J. Strudler                   Executive Officer
                                                  (principal executive
                                                  officer)

             /s/  ISAAC HEIMBINDER            Director, President and            February 22, 1994
              Isaac Heimbinder                    Chief Operating Officer

                     /s/  GLEN ADAMS            Director                         February 22, 1994
                 Glen Adams

                /s/  STEVEN L. GERARD           Director                         February 22, 1994
              Steven L. Gerard

            /s/  KENNETH J. HANAU, JR.          Director                         February 22, 1994
            Kenneth J. Hanau, Jr.

               /s/  JACK L. MCDONALD            Director                         February 22, 1994
              Jack L. McDonald

                /s/  CHARLES A. MCKEE           Director                         February 22, 1994
              Charles A. McKee

             /s/  GEORGE A. POOLE, JR.          Director                         February 22, 1994
            George A. Poole, Jr.

                  /s/  HERVE RIPAULT            Director                         February 22, 1994
                Herve Ripault

                  /s/  JAMES W. SIGHT           Director                         February 22, 1994
               James W. Sight

              /s/  MALCOLM T. HOPKINS           Director                         February 22, 1994
             Malcolm T. Hopkins

                               INDEX TO EXHIBITS

                                                                                      SEQUENTIAL
 EXHIBIT                                                                               NUMBERED
 NUMBER                                                                                  PAGE
- ---------                                                                             -----------
10.1(IV)     -- Fourth Amendment to Amended and Restated Loan Agreement, dated as of
                December 31, 1993, between U.S. Home Corporation and General Electric
                Capital Corporation...................................................     47
11           -- Computation of earnings per share.....................................     52
22           -- Subsidiaries of U.S. Home Corporation.................................     54
24           -- Consent of Independent Public Accountants.............................     56