Form 10-Q
period 1994-03-31
U S HOME CORP /DE/
filed 1994-05-02
CIK 101640

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                   Form 10-Q

     (Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1994

                                     OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ____________.

                            Commission File Number 1-5899

                             U.S. HOME CORPORATION
                (Exact name of registrant as specified in its charter)

         Delaware                                    21-0718930
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

                    1800 West Loop South, Houston, Texas 77027
                 (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:  (713) 877-2311

                                  Not Applicable
                (Former name, former address and former fiscal year,
                               if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.          YES   X    NO

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                 YES   X    NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at March 31, 1994
     Common Stock, $.01 par value                 9,970,487 shares

                             U.S. HOME CORPORATION
                             _____________________

                                    INDEX
                                    _____


                                                                           Page
                                                                          Number
                                                                          ______

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets--March 31,
                  1994 and December 31, 1993                                 3

                  Consolidated Condensed Statements of Operations--
                  Three Months Ended March 31, 1994 and 1993                 5

                  Consolidated Condensed Statements of Cash Flows--
                  Three Months Ended March 31, 1994 and 1993                 6

                  Notes to Consolidated Condensed Financial Statements       7

                  Review by Independent Public Accountants                  10

                  Report of Independent Public Accountants                  11

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        12

Part II. Other Information

         Item 4. Submission of Matters to a Vote
                 of Security Holders                                        16

         Item 5. Other Information                                          17

         Item 6. Exhibits and Reports on Form 8-Q                           17

PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements

                U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)


                              ASSETS

                                                 March 31,    December 31,
                                                   1994           1993
                                               ____________   ____________
                                               (Unaudited)
HOUSING:
  Cash (including restricted funds)              $  9,059       $ 15,192
  Receivables, net                                 20,985         14,027
  Single-family housing inventories               504,248        491,620
  Option deposits on real estate                   38,345         34,618
  Deferred tax asset                               28,961         33,527
  Other assets                                     37,036         33,019
                                                 ________       ________
                                                  638,634        622,003
                                                 ________       ________
FINANCIAL SERVICES:
  Cash (including restricted funds)                 8,334          5,738
  Residential mortgage loans                       28,335         38,412
  Other assets                                     10,832         12,693
                                                 ________       ________
                                                   47,501         56,843
                                                 ________       ________
                                                 $686,135       $678,846
                                                 ________       ________
                                                 ________       ________


    The accompanying notes are an integral part of these balance sheets.

                U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,    December 31,
                                                     1994           1993
                                                 ___________    ____________
                                                 (Unaudited)
HOUSING:
  Current Liabilities -
    Short-term debt                                $     975      $     -
    Current maturities of long-term debt               8,080          8,093
    Accounts payable                                  50,294         47,997
    Accrued expenses and other
      current liabilities                             44,043         30,701
                                                   _________      _________
                                                     103,392         86,791
  Long-Term Debt                                     303,414        303,844
                                                   _________      _________
                                                     406,806        390,635
                                                   _________      _________
FINANCIAL SERVICES:
  Current Liabilities -
    Short-term debt                                    6,868         20,566
    Accrued expenses and other
      current liabilities                              7,257          9,504
                                                   _________      _________
                                                      14,125         30,070
  Long-Term Debt                                       1,091          1,102
                                                   _________      _________
                                                      15,216         31,172
                                                   _________      _________
    Total Liabilities                                422,022        421,807
                                                   _________      _________
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $25 per share
    redemption value, authorized 1,457,279
    and 2,037,968 shares at March 31, 1994
    and December 31, 1993,  outstanding
    1,374,041 and 1,954,730 shares at
    March 31, 1994 and December 31, 1993              34,351         48,868
  Common Stock, $.01 par value, authorized
    50,000,000 shares, outstanding 9,970,487
    and 9,389,116 shares at March 31, 1994
    and December 31, 1993                                 99             94
  Capital In Excess of Par Value                     317,718        303,193
  Retained Earnings (Deficit)                        (88,055)       (95,116)
                                                   _________      _________
    Total Stockholders' Equity                       264,113        257,039
                                                   _________      _________
                                                   $ 686,135      $ 678,846
                                                   _________      _________
                                                   _________      _________
    The accompanying notes are an integral part of these balance sheets.

                U.S. HOME CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Data)
                            (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        __________________
                                                          1994      1993
                                                         ______    ______
HOUSING:
  Operating Revenues                                    $222,000  $164,464
                                                        ________  ________
  Operating Costs and Expenses -
    Cost of products sold                                185,804   136,393
    Selling, general and administrative                   25,047    20,180
    Interest, net                                            -         112
                                                        ________  ________
                                                         210,851   156,685
                                                        ________  ________
  Housing Operating Income                                11,149     7,779
                                                        ________  ________
FINANCIAL SERVICES:
  Operating Revenues                                       3,300     2,590
                                                        ________  ________
  Operating Costs and Expenses -
    General and administrative                             2,666     1,996
    Interest                                                 207       192
                                                        ________  ________
                                                           2,873     2,188
                                                        ________  ________
  Financial Services Operating
    Income                                                   427       402
                                                        ________  ________
INCOME BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                            11,576     8,181

REORGANIZATION ITEMS, NET                                    -       2,890
                                                        ________  ________
INCOME BEFORE INCOME TAXES                                11,576     5,291

PROVISION FOR INCOME TAXES                                 4,515       262
                                                        ________  ________
NET INCOME                                              $  7,061  $  5,029
                                                        ________  ________
                                                        ________  ________
INCOME PER COMMON AND COMMON SHARE
  EQUIVALENT:
    Primary                                             $    .60  $    .45
                                                        ________  ________
                                                        ________  ________
    Fully diluted                                       $    .52  $    .45
                                                        ________  ________
                                                        ________  ________
     The accompanying notes are an integral part of these statements.

                U.S. HOME CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         __________________
                                                           1994      1993
                                                         ________  ________
Net Cash Provided (Used) by Operating Activities         $ 11,768  $   (808)
                                                         ________  ________
Net Cash Flows From Investing Activities:
  Proceeds from investments in mortgages,
    net of purchases                                          747      (438)
  Decrease (increase) in restricted cash                      493    (1,474)
  Other                                                      (537)     (179)
                                                         ________  ________
Net cash provided (used) by investing activities              703    (2,091)
                                                         ________  ________

Net Cash Flows From Financing Activities:
  Repayment of short-term debt, net of
    proceeds                                              (12,723)    8,790
  Repayment of long-term debt                              (2,792)  (10,478)
                                                         ________  ________
  Net cash used by financing activities                   (15,515)   (1,688)
                                                         ________  ________
Net Decrease in Cash                                       (3,044)   (4,587)
Cash At Beginning Of Period                                15,829     8,222
                                                         ________  ________
Cash At End of Period                                    $ 12,785  $  3,635
                                                         ________  ________
                                                         ________  ________
Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing                                              $  1,540  $  5,507
    Financial Services                                        220       246
                                                         ________  ________
                                                         $  1,760  $  5,753
                                                         ________  ________
                                                         ________  ________



     The accompanying notes are an integral part of these statements.

                U.S. HOME CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1994
                            (Unaudited)


(1)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated condensed balance sheet as of December 31, 1993, which has been derived from audited financial statements, and the accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1994 and December 31, 1993 and its results of operations and cash flows for the three month periods ended March 31, 1994 and 1993.

     Because  of  the  seasonal  nature  of  the Company's business,  the
     results   of  operations  for   the   three  month   periods   ended
     March 31, 1994 and 1993 are not necessarily indicative of the results for the full year.


(2)  INVENTORIES

     The components of single-family housing inventories are as follows (dollars in thousands):
                                                    March 31,  December 31,
                                                      1994         1993
                                                   __________  ____________
     Housing completed and under construction      $183,278     $193,827
     Models                                          36,162       34,366
     Finished lots                                   92,731       83,140
     Land under development                          72,735       58,824
     Raw land held for development or sale          119,342      121,463
                                                   ________     ________
                                                   $504,248     $491,620
                                                   ________     ________
                                                   ________     ________

(3)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                     March 31,   December 31,
                                                       1994        1993
                                                     _________   ____________
                                                       (Dollars in Thousands)

         Notes and mortgage notes payable               $ 31,494     $ 31,937
         9.75% Senior notes due 2003                     200,000      200,000
         4.875% Convertible subordinated
           debentures due 2005                            80,000       80,000
                                                        ________     ________
                                                         311,494      311,937
         Less - current maturities                        (8,080)      (8,093)
                                                        ________     ________
                                                         303,414      303,844
         Financial Services                                1,091        1,102
                                                        ________     ________
         Total long-term debt                           $304,505     $304,946
                                                        ________     ________
                                                        ________     ________
(4)  HOUSING INTEREST

     A summary of housing interest for the three month periods ended March 31, 1994 and 1993 follows (dollars in thousands):

                                                          1994        1993
                                                         ________    ________
        Capitalized at beginning of period               $ 55,580    $ 58,708
                                                         ________    ________
        Paid and accrued                                    7,599       2,334
        Expensed                                              -          (112)
                                                         ________    ________
        Capitalized                                         7,599       2,222
        Included in cost of sales                          (6,859)     (4,634)
        Included in other                                  (1,436)       (656)
                                                         ________    ________
        Capitalized at end of period                     $ 54,884    $ 55,640
                                                         ________    ________
                                                         ________    ________
(5)  INCOME PER SHARE

     The following weighted average number of common and common equivalent shares were used to compute income per share for the three month peri-ods ended March 31, 1994 and 1993:


                               1994           1993
                            __________     __________
      Primary               11,843,707     11,284,885
      Fully diluted         14,097,228     11,284,885

     The weighted average number of common and common equivalent shares out-standing for primary income per share include the dilutive effect of the convertible redeemable preferred stock and Class B warrants for all periods presented and the assumed exercise of stock options for the pe-riod subsequent to June 21, 1993 (based on the average stock price for the period). Fully diluted income per share includes the assumed con-version of the convertible subordinated debentures.

     Income per common and common equivalent share have been computed using the weighted average number of common and common equivalent shares out-standing, assuming the Company's current capital structure had been ef-fective as of the beginning of both periods presented. This differs from historical income per common and common equivalent share for the three month period ended March 31, 1993 of $.11, previously reported (based on the Company's former capital structure and 45,312,526 shares of common stock, $.10 par value per share, outstanding). In manage-ment's opinion, prior year income per share information is of limited use or relevance given the significant changes in ownership and the Company's capital structure which occurred as a result of the Company's reorganization.

(6)  INCOME TAXES

     Income tax provisions for interim periods are estimated based on pro-jections of the annual effective tax rates. The effective tax rate (5%) for the three month period ended March 31, 1993, reflects esti-mated federal and state alternative minimum taxes, net of expected net operating loss ("NOL") utilization. As a result of the Company's rec-ognition of a deferred tax asset attributable to its NOL in the third quarter of 1993, the effective tax rate used for the three month period ended March 31, 1994, is 39%.

               REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS



      Arthur Andersen & Co., independent public accountants, has performed a review of the consolidated condensed balance sheet as of March 31, 1994 and the related consolidated condensed statements of operations and cash flows for the three months ended March 31, 1994 and 1993 included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO U.S. HOME CORPORATION:

We have reviewed the accompanying consolidated condensed balance sheet of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of March 31, 1994, and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 1994 and 1993. These financial statements are the
responsibility   of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible
for financial and accounting matters.   It is substantially less in scope
than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of U.S. Home Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and have issued our report thereon dated February 9, 1994. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                 /s/  Arthur Andersen & Co.
                                 ARTHUR ANDERSEN & CO.


Houston, Texas
April 28, 1994

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations


Results of Operations

                             Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):


                                                       Three Months Ended
                                                            March 31,
                                                      ____________________
                                                         1994       1993
                                                      ________    ________
Revenues -
 Single-family homes                                  $218,540    $162,235
  Land and other                                         3,460       2,229
                                                      ________    ________
    Total                                             $222,000    $164,464
                                                      ________    ________
                                                      ________    ________
Single-family homes -
  Gross margin amount                                 $ 35,442    $ 27,468
  Gross margin percentage                                 16.2%       16.9%
  Units delivered                                        1,480       1,171
  Average sales price                                 $147,700    $138,500
  New orders taken                                       2,340       2,163
  Backlog at end of period                               3,564       2,864

Selling, general and administrative
  expense as a percentage of housing
  revenues                                                11.3%       12.3%

Interest expense -
  Paid and accrued                                    $  7,599    $  2,334
  Capitalized                                         $  7,599    $  2,222
  Percent capitalized                                    100.0%       95.2%

Capitalized interest included
  in cost of products sold                            $  6,859    $  4,634

Revenues and Gross Margins -

Revenues from sales of single-family homes for the three month period ended March 31, 1994 increased 34.7% compared to the three month period ended March 31, 1993. The increase resulted primarily from a 26.4% increase in the num-ber of housing units delivered and a 6.6% increase in the average sales price. The increase in units delivered in 1994 was primarily attributable to an improved backlog level at December 31, 1993 when compared to the backlog level at December 31, 1992. The increase in the average sales price in 1994 is primarily due to price increases to offset cost increases.

New orders taken for the three month period ended March 31, 1994 increased 8.2% compared to the same period in 1993. See Part II, "Item 5 - Other In-formation" on page 16 for a table of unit activity by region for the three month periods ended March 31, 1994 and 1993. The increase in new orders in 1994 as compared to 1993 was primarily attributable to an expansion of the Company's operations in its South Florida and Arizona markets.

While the gross margin percentage for the three month period ended March 31, 1994 decreased compared to the same period in 1993, it was approximately the same as the gross margin percentage for the last three quarters of 1993.

Selling, General and Administrative Expenses -

Selling, general and administrative expenses declined to 11.3% of housing revenues for the three month period ended March 31, 1994 from 12.3% in 1993. Actual selling, general and administrative expenses for the three month peri-od ended March 31, 1994 increased by $4.9 million compared to 1993. This in-crease was attributable to increases in volume-related expenses resulting from the increase in deliveries in 1994 when compared to 1993 and increases in other selling, general and administrative expenses resulting from in-creased activities.

Interest Expense -

While interest paid and accrued for the three month period ended March 31, 1994 increased approximately 225.6% compared to the same period in 1993, it was approximately the same as interest paid and accrued for the three month period ended December 31, 1993. The increase in interest paid and accrued in the last quarter of 1993 and the first quarter of 1994 was primarily due to the sale of the 9.75% senior notes in June 1993 and 4.875% convertible subor-dinated debentures in November 1993. Interest paid and accrued during the first quarter of 1993 was less than the last quarter of 1993 and the first quarter of 1994 primarily due to interest on a majority of the Company's debt being stayed during the Company's Chapter 11 reorganization. The increase in the percentage of interest capitalized for 1994 was primarily due to an increase in the amount of assets qualifying for interest capitalization.

                         Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):
                                                            Three Months
                                                               Ended
                                                              March 31,
                                                             _____________
                                                            1994     1993
                                                           ______   ______
U.S. Home Mortgage Corporation and
  subsidiaries                                             $2,589   $1,911
Other financial services operations                           711      679
                                                           ______   ______
                                                           $3,300   $2,590
                                                           ______   ______
                                                           ______   ______

The increase in U.S. Home Mortgage Corporation and subsidiaries' ("Mortgage") revenues for the three month period ended March 31, 1994 when compared to 1993 was primarily due to a 43.5% increase in the number of residential mort-gage loan originations. This increase is primarily due to an increase in the number of Company homes delivered financed by Mortgage resulting from the Company's increased unit deliveries in 1994.


Financial Condition and Liquidity

                             Housing

The Company's ability to generate cash adequate to meet its housing needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and periodic borrowings under its financ-ing facilities. The Company expects, on a long-term basis, that operations will generate cash to meet substantially all of its housing cash flow needs and that a financing facility, such as the Working Capital Facility (as de-fined below), would be utilized to meet peak operating needs. The Company does not anticipate that the borrowing base requirements of its Working Cap-ital Facility will restrict the Company's ability to borrow under such Fa-cility. Over recent years, the Company has implemented various operational guidelines to conserve cash, increase its financial flexibility and reduce its risk by limiting the amount of land owned directly by the Company. The Company intends to continue to use Company-owned lots to generate additional cash flow and to continue to emphasize land acquisitions using rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots for a fixed price on a scheduled or "as needed" basis. The Company believes that these steps increase cash flows, reduce carrying costs and limit its exposure to market changes and direct land investments.

The Company finances its housing operations through a $95 million secured revolving working capital facility (the "Working Capital Facility") with General Electric Capital Corporation ("GECC") and from internally generated funds. At March 31, 1994, nothing was outstanding under the Working Capi-tal Facility. The Company anticipates that during the balance of 1994 it will periodically reborrow and will have outstanding balances under the Working Capital Facility.

The net cash provided or used by the operating, investing and financing ac-tivities of the housing operations for the three month periods ended March 31, 1994 and 1993 is summarized below (dollars in thousands):

                                          1994       1993
                                       ________   ________
     Net cash provided (used) by:
       Operating activities            $ (4,323)  $ (8,748)
       Investing activities                (432)      (581)
       Financing activities              (1,793)     6,323
                                       ________   ________
     Net decrease in cash              $ (6,548)  $ (3,006)
                                       ________   ________
                                       ________   ________

Housing operating activities are, at any time, affected by a number of fac-tors, including the number of housing units under construction and housing units delivered. Housing operating activities used less cash during the first quarter of 1994 compared to 1993 primarily due to an increase in the number of housing units delivered.

Cash flow from housing financing activities for the first quarter of 1994 used cash reflecting the repayment of long-term debt, while the same period in 1993 provided cash reflecting net borrowings under short-term debt facilities.

The Company anticipates that amounts available under the Working Capital Fa-cility and cash flow from operations will be sufficient to meet its working capital obligations.


                         Financial Services

Mortgage's activities represent substantially all of the financial services segment's activities. As loan originations by Mortgage are primarily from housing units delivered by the Company's home building operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

The Company finances its financial services operations primarily through short-term debt and from internally generated funds, such as the origination and sale of residential mortgage loans and related servicing rights. The short-term debt consists of a $35 million secured revolving line of credit entered into by Mortgage in April 1992, as amended (the "Mortgage Credit Fa-cility"). At March 31, 1994, $6.9 million was outstanding under the Mortgage Credit Facility. The Company has no obligation to provide funding to its fi-nancial services operations, nor does it guarantee any of its financial ser-vices subsidiaries' debt. The Company believes that the Mortgage Credit Fa-cility, together with internally generated funds, such as from the sale of residential mortgage loans and related servicing rights, will be sufficient to provide for Mortgage's working capital needs.

The Mortgage Credit Facility bears interest at the prime rate and matures on August 31, 1994. Certain residential mortgage loans have been pledged as collateral to secure Mortgage's obligations under the Mortgage Credit Facili-ty. While the Mortgage Credit Facility contains numerous covenants, includ-ing a debt to tangible net worth ratio and a minimum tangible net worth re-quirement, these covenants are not anticipated to significantly limit Mortgage's operations.

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders was held on April 6, 1994. The following members were elected to the Board of Directors to hold office until the annual meeting of stockholders in 1996:


         Nominee                        In Favor           Withheld
         _______                        _________          ________

         George A. Poole, Jr.           9,874,849            80,127
         Herve Repault                  9,878,872            76,104
         James W. Sight                 9,874,553            80,423

     Additional items voted upon were:

     (a) A Non-Employee Directors' Stock Option Plan which provides for the annual nondiscretionary grant of common stock options to non-employee directors.

     (b) An Employee Stock Payment Plan which permits the payment of a portion of certain employees' incentive bonuses in shares of the Company's common stock.

     (c) Appointment of Arthur Andersen & Co., independent public accountants, to examine the Company's financial statements for 1994.

     The votes of the stockholders on these items were as follows:

                   In                                         Broker
     Item         Favor         Opposed      Abstained       Non-Vote
     ____       _________       _______      _________       ________
     (a)        9,532,675       363,917        58,492           -
     (b)        9,786,615       117,600        50,760           -
     (c)        9,806,106       132,758        16,112           -

     The meeting was adjourned until April 20, 1994 for the sole purpose of voting on an amendment to the Company's Second Restated Certificate of Incorporation to eliminate a prohibition against issuance of non-voting equity securities. On April 20, 1994, the stockholders voted to adopt this amendment as follows:
                                                       Broker
         In Favor        Opposed      Abstained       Non-Vote
         _________      _________     _________       _________
         5,887,173      1,531,371       102,671       2,433,761

Item 5.   Other Information

     The following table provides information (expressed in number of hous-ing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by market for the three month peri-ods ended March 31, 1994 and 1993.

                                     New Orders    Deliveries      Backlog
                                     __________    __________      _______
         Market                      1994   1993   1994   1993   1994   1993
                                     ____   ____   ____   ____   ____   ____
     Florida                          936    700    430    407  l,473    986
     Mountain -
       Arizona                        308    262    255    147    441    301
       Colorado                       294    308    203    132    567    485
       Nevada                          91     70     67     33    105     75
     Northeast/Midwest -
       Minnesota                      132    179     91     76    185    211
       Maryland/Virginia               98     96     97     87    132    107
       New Jersey                      42     47     42     43     89     58
     California                       225    216    152    120    210    203
     Texas                            214    285    143    126    362    438
                                    _____  _____  _____  _____  _____  _____
                                    2,340  2,163  1,480  1,171  3,564  2,864
                                    _____  _____  _____  _____  _____  _____
                                    _____  _____  _____  _____  _____  _____

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

       Exhibit 11   - Computation of Income Per Common Share.

       Exhibit 15   - Letter with respect to unaudited financial informa-
                      tion.

     (b)  Reports on Form 8-K

       No Current Report on Form 8-K was filed by the Company during Jan-uary, February or March 1994.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     U.S. HOME CORPORATION




Date:  May 2, 1994                   /s/ Isaac Heimbinder
                                     Isaac Heimbinder
                                     President and Chief Operating
                                     Officer




Date:  May 2, 1994                   /s/ Chester P. Sadowski
                                     Chester P. Sadowski
                                     Vice President, Controller
                                     and Chief Accounting Officer

                         INDEX TO EXHIBITS


                                 Sequential
Exhibit                             Numbered
Number                               Page


11   Computation of Income Per Common Share                       21

15   Letter with respect to unaudited interim financial
      information                                                 22