Form 10-Q
period 1994-06-30
U S HOME CORP /DE/
filed 1994-08-09
CIK 101640

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   Form 10-Q

     (Mark One)
     (X) QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d)
         OF  THE  SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1994

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

              Class                             Outstanding at July 31, 1994
     Common Stock, $.01 par value                        10,325,747 shares

                             U.S. HOME CORPORATION


                                    INDEX



                                                                          Page
                                                                        Number

   Part I.  Financial Information

            Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets--June 30,
             1994 and December 31, 1993                                      3

             Consolidated Condensed Statements of Operations--
             Three and Six Months Ended June 30,
             1994 and 1993                                                   5

             Consolidated Condensed Statements of Cash Flows--
             Six Months Ended June 30, 1994 and 1993                         7

             Notes to Consolidated Condensed Financial Statements            8

             Review by Independent Public Accountants                       12

             Report of Independent Public Accountants                       13

            Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            14

   Part II. Other Information

            Item 2. Changes in Securities                                   19

            Item 4. Submission of Matters to a Vote of Security Holders     19

            Item 5. Other Information                                       19

            Item 6. Exhibits and Reports on Form 8-K                        21

PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements

                U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)


                              ASSETS


                                                    June 30,     December 31,
                                                      1994           1993
                                                  ____________  _____________
                                                  (Unaudited)
HOUSING:
  Cash (including restricted funds)                $   1,364      $  15,192
  Receivables, net                                    31,881         14,027
  Single-family housing inventories                  544,760        491,620
  Option deposits on real estate                      41,827         34,618
  Deferred tax asset                                  24,406         33,527
  Other assets                                        38,953         33,019
                                                   _________      _________
                                                     683,191        622,003
                                                   _________      _________
FINANCIAL SERVICES:
  Cash (including restricted funds)                    5,153          5,738
  Residential mortgage loans                          24,894         38,412
  Other assets                                        10,526         12,693
                                                   _________      _________
                                                      40,573         56,843
                                                   _________      _________
                                                   $ 723,764      $ 678,846
                                                   =========      =========



    The accompanying notes are an integral part of these balance sheets.

                U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   June 30,     December 31,
                                                     1994           1993
                                                 ____________  _____________
                                                 (Unaudited)
HOUSING:
  Current Liabilities -
    Short-term debt                                $  19,046      $     -
    Current maturities of long-term debt               8,414          8,093
    Accounts payable                                  66,002         47,997
    Accrued expenses and other
      current liabilities                             39,683         30,701
                                                   _________      _________
                                                     133,145         86,791
  Long-Term Debt                                     303,259        303,844
                                                   _________      _________
                                                     436,404        390,635
                                                   _________      _________
FINANCIAL SERVICES:
  Current Liabilities -
    Short-term debt                                    7,240         20,566
    Accrued expenses and other
      current liabilities                              7,012          9,504
                                                   _________      _________
                                                      14,252         30,070
  Long-Term Debt                                       1,082          1,102
                                                   _________      _________
                                                      15,334         31,172
                                                   _________      _________
    Total Liabilities                                451,738        421,807
                                                   _________      _________
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $25 per share
    redemption value, authorized 1,441,254
    and 2,037,968 shares at June 30, 1994
    and December 31, 1993,  outstanding
    1,358,016 and 1,954,730 shares at
    June 30, 1994 and December 31, 1993               33,950        48,868
  Common Stock, $.01 par value, authorized
    50,000,000 shares, outstanding 10,015,947
    and 9,389,116 shares at June 30, 1994
    and December 31, 1993                                100             94
  Capital In Excess of Par Value                     318,859        303,193
  Retained Earnings (Deficit)                        (80,883)       (95,116)
    Total Stockholders' Equity                     _________      _________
                                                     272,026        257,039
                                                   _________      _________
                                                   $ 723,764      $ 678,846
                                                   =========      =========
The accompanying notes are an integral part of these balance sheets.

                U.S. HOME CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Data)
                            (Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                        __________________
                                                          1994      1993
                                                        ________  ________
HOUSING:
  Operating Revenues                                    $238,143  $192,328
                                                        ________  ________
  Operating Costs and Expenses -
    Cost of products sold                                200,001   161,059
    Selling, general and administrative                   26,430    22,260
    Interest, net                                            -          85
                                                        ________  ________
                                                         226,431   183,404
                                                        ________  ________
  Housing Operating Income                                11,712     8,924
                                                        ________  ________
FINANCIAL SERVICES:
  Operating Revenues                                       2,943     3,356
                                                        ________  ________
  Operating Costs and Expenses -
    General and administrative                             2,786     2,373
    Interest                                                 113       352
                                                        ________  ________
                                                           2,899     2,725
                                                        ________  ________
  Financial Services Operating
    Income                                                    44       631
                                                        ________  ________
INCOME BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                            11,756     9,555

REORGANIZATION ITEMS, NET                                    -       4,025
                                                        ________  ________
INCOME BEFORE INCOME TAXES                                11,756     5,530

PROVISION FOR INCOME TAXES                                 4,584       279
                                                        ________  ________
NET INCOME                                              $  7,172  $  5,251
                                                        ========  ========
INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Primary                                             $    .63  $    .46
                                                        ========  ========
    Fully diluted                                       $    .55  $    .46
                                                        ========  ========
     The accompanying notes are an integral part of these statements.

                U.S. HOME CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Data)
                            (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                        ________  ________
                                                          1994      1993
                                                        ________  ________
HOUSING:
  Operating Revenues                                    $460,143  $356,792
                                                        ________  ________
  Operating Costs and Expenses -
    Cost of products sold                                385,805   297,452
    Selling, general and administrative                   51,477    42,440
    Interest, net                                            -         197
                                                        ________  ________
                                                         437,282   340,089
                                                        ________  ________
  Housing Operating Income                                22,861    16,703
                                                        ________  ________
FINANCIAL SERVICES:
  Operating Revenues                                       6,243     5,946
                                                        ________  ________
  Operating Costs and Expenses -
    General and administrative                             5,452     4,369
    Interest                                                 320       544
                                                        ________  ________
                                                           5,772     4,913
                                                        ________  ________
  Financial Services Operating
    Income                                                   471     1,033
                                                        ________  ________
INCOME BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                            23,332    17,736

REORGANIZATION ITEMS, NET                                    -       6,915
                                                        ________  ________
INCOME BEFORE INCOME TAXES                                23,332    10,821

PROVISION FOR INCOME TAXES                                 9,099       541
                                                        ________  ________
NET INCOME                                              $ 14,233  $ 10,280
                                                        ========  ========
INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Primary                                             $   1.23  $    .91
                                                        ========  ========
    Fully diluted                                       $   1.07  $    .91
                                                        ========  ========




     The accompanying notes are an integral part of these statements.

                U.S. HOME CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                          _________________
                                                           1994      1993
                                                         ________   ________
Net Cash Used by Operating Activities                    $(17,309)  $(48,295)
                                                         ________   ________
Net Cash Flows From Investing Activities:
  Proceeds from investments in mortgages,
    net of purchases                                          866       308
  Purchase of property, plant and equipment,
    net of proceeds                                          (789)     (373)
  Increase in restricted cash                                 (30)   (4,773)
  Other                                                      (279)     (277)
                                                         ________   _______
  Net cash used by investing activities                      (232)   (5,115)
                                                         ________   _______
Net Cash Flows From Financing Activities:
  Proceeds from short-term debt, net of
    repayments                                              5,720    31,536
  Long-term debt assumed                                    1,037       -
  Repayment of long-term debt                              (3,659)  (12,974)
  Proceeds from sale of 9.75% senior notes                    -     194,000
  Payment of liabilities subject to compromise                -    (164,704)
                                                         ________  ________
  Net cash provided by financing activities                 3,098    47,858
                                                         ________  ________

Net Decrease in Cash                                      (14,443)   (5,552)
Cash At Beginning Of Period                                15,829     8,222
                                                         ________  ________
Cash At End of Period                                    $  1,386  $  2,670
                                                         ========  ========
Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing                                              $ 14,650  $ 16,514
    Financial Services                                        372       484
                                                         ________  ________
                                                         $ 15,022  $ 16,998
                                                         ========  ========




     The accompanying notes are an integral part of these statements.

                U.S. HOME CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1994
                            (Unaudited)


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

     In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1994 and December 31, 1993 and its results of operations for the three and six month periods ended June 30, 1994 and 1993 and cash flows for the six month periods ended June 30, 1994 and 1993.

     Because of the seasonal nature of the Company's business, the results of operations for the three and six month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results for the full year.


(2)  INVENTORIES

     The components of single-family housing inventories are as follows:

                                                    June 30,   December 31,
                                                      1994         1993
                                                  __________   ___________
                                                   (Dollars in Thousands)

     Housing completed and under construction      $216,185     $193,827
     Models                                          39,539       34,366
     Finished lots                                  102,387       83,140
     Land under development                          73,209       58,824
     Raw land held for development or sale          113,440      121,463
                                                   ________     ________
                                                   $544,760     $491,620
                                                   ========     ========

(3)  HOUSING SHORT-TERM DEBT

     Housing short-term debt consists of the following:

                                                      June 30,   December 31,
                                                        1994        1993
                                                     _________   ___________
                                                      (Dollars in Thousands)

      Revolving working capital facility             $  18,017   $      -
      Land acquisition financing                         1,029          -
                                                     _________   __________
                                                     $  19,046   $      -
                                                     =========   ==========

     The revolving working capital facility, as amended (the "Working Capital Facility"), consists of a four-year, $95,000,000 secured financing agreement with General Electric Capital Corporation ("GECC"), of which $25,000,000 may be used for letter of credit obligations. The Working Capital Facility bears interest at a premium over the GECC composite commercial paper rate and matures on June 20, 1997.

     In accordance with the Working Capital Facility, the Company has provided GECC liens on its cash, personal property and certain finished lots and single-family housing units, including models, with a cost of approximately $133,439,000 at June 30, 1994. This collateral has provided the Company with an available borrowing base capacity of approximately $46,986,000 at June 30, 1994, of which $18,017,000 was outstanding. The Working Capital Facility contains numerous real estate and financial covenants, including an inventory-to-backlog ratio and restrictions on the incurring of additional debt, creation of liens and the purchases of land.


(4)  LONG-TERM DEBT

     Long-term debt consists of the following:
                                                      June 30,   December 31,
                                                        1994         1993
                                                      ________  ____________
                                                      (Dollars in Thousands)

      Notes and mortgage notes payable                $ 31,673    $ 31,937
      9.75% Senior notes due 2003                      200,000     200,000
      4.875% Convertible subordinated
        debentures due 2005                             80,000      80,000
                                                      ________    ________
                                                       311,673     311,937
      Less - current maturities                         (8,414)     (8,093)
                                                      ________    ________
                                                       303,259     303,844
      Financial Services                                 1,082       1,102
                                                      ________    ________
      Total long-term debt                            $304,341    $304,946
                                                      ========    ========

(5)  HOUSING INTEREST

     A summary of housing interest for the three and six month periods ended June 30, 1994 and 1993 follows (dollars in thousands):

                                                       Three Month Period
                                                      ____________________
                                                        1994        1993
                                                      ________    ________
      Capitalized at beginning of period              $ 54,884    $ 55,640
                                                      ________    ________
      Paid and accrued                                   7,673       3,541
      Expensed                                             -           (85)
                                                      ________    ________
      Capitalized                                        7,673       3,456
      Included in cost of sales                         (7,337)     (4,715)
      Included in other                                    (16)       (996)
                                                      ________    ________
      Capitalized at end of period                    $ 55,204    $ 53,385
                                                      ========    ========

                                                        Six Month Period
                                                     _____________________
                                                      1994        1993
                                                     _________   _________

      Capitalized at beginning of period              $ 55,580    $ 58,708
                                                      ________    ________
      Paid and accrued                                  15,272       5,875
      Expensed                                             -          (197)
                                                      ________    ________
      Capitalized                                       15,272       5,678
      Included in cost of sales                        (14,196)     (9,349)
      Included in other                                 (1,452)     (1,652)
                                                      ________    ________
      Capitalized at end of period                    $ 55,204    $ 53,385
                                                      ========    ========
(6)  INCOME PER SHARE

     The following weighted average number of common and common equivalent shares were used to compute income per share for the three and six month periods ended June 30, 1994 and 1993:

                         Three Month Period           Six Month Period
                       _______________________   _______________________
                          1994         1993           1994        1993
                       __________   __________   __________  __________
      Primary          11,373,960   11,298,731   11,568,389  11,291,846
      Fully diluted    13,627,481   11,298,731   13,821,910  11,291,846

     Primary income per share has been computed on the weighted average number of common and common equivalent shares outstanding, after the dilutive effect of the convertible redeemable preferred stock and Class B warrants and the assumed exercise of stock options for the periods subsequent to June 21, 1993. No effect was given to the shares that would be issuable on exercise of the warrants and stock options in the three month period ended June 30, 1994 and issuable on exercise of stock options in the six month period ended June 30, 1994, since they were antidilutive. Fully diluted income per share includes the assumed conversion of the convertible subordinated debentures.

(7)  INCOME TAXES

     Income tax provisions for interim periods are estimated based on projections of the annual effective tax rates. The effective tax rate (5%) for the three and six month periods ended June 30, 1993, reflects estimated federal and state alternative minimum taxes, net of expected net operating loss ("NOL") utilization. As a result of the Company's recognition of a deferred tax asset attributable to its NOL in the third quarter of 1993, the effective tax rate used for the three and six month periods ended June 30, 1994 is 39%.

               REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS



      Arthur Andersen & Co., independent public accountants, has performed a review of the consolidated condensed balance sheet as of June 30, 1994 and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 1994 and 1993 and cash flows for the six month periods ended June 30, 1994 and 1993 included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants.

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO U.S. HOME CORPORATION:

We have reviewed the accompanying consolidated condensed balance sheet of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of June 30, 1994, and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 1994 and 1993 and cash flows
for  the  six month periods ended June 30,  1994 and 1993.   These financial
statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1993, and the related consolidated statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated February 9, 1994, we expressed an unqualified opinion on those financial
statements.   In our opinion,  the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it was derived.


                                 /s/  Arthur Andersen & Co.
                                 ARTHUR ANDERSEN & CO.


Houston, Texas
July 21, 1994

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations


Results of Operations
_____________________
                             Housing
                             _______

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):


                                 Three Months Ended       Six Months Ended
                                       June 30,               June 30,
                                ____________________     ____________________
                                   1994       1993         1994        1993
                                _________  _________     ________   _________
Revenues -
  Single-family homes           $229,554    $190,055     $448,094    $352,291
  Land and other                   8,589       2,273       12,049       4,501
                                ________    ________     ________    ________
    Total                       $238,143    $192,328     $460,143    $356,792
                                ========    ========     ========    ========
Single-family homes -
  Gross margin amount           $ 37,168    $ 30,636     $ 72,610    $ 58,104
  Gross margin percentage           16.2%       16.1%        16.2%       16.5%
  Units delivered                  1,511       1,378        2,991       2,549
  Average sales price           $151,900    $137,900     $149,800    $138,200
  New orders taken                 1,571       1,647        3,911       3,810
  Backlog at end of period                                  3,624       3,133

Selling, general and
  administrative expenses as
  a percentage of housing
  revenues                          11.1%       11.6%        11.2%       11.9%

Interest expense -
  Paid and accrued              $  7,673    $  3,541     $ 15,272    $  5,875
  Capitalized                   $  7,673    $  3,456     $ 15,272    $  5,678
  Percent capitalized              100.0%       97.6%       100.0%       96.7%

Capitalized interest included
  in cost of products sold      $  7,337    $  4,715     $ 14,196    $  9,349

Revenues -
________

Revenues from sales of single-family homes for the three and six month periods ended June 30, 1994 increased 20.8% and 27.2% compared to the three and six month periods ended June 30, 1993. The increases resulted from 9.7% and 17.3% increases in the number of housing units delivered and 10.2% and 8.4% increases in average sales prices. The increase in units delivered in 1994 was primarily attributable to improved backlog levels at March 31, 1994 and December 31, 1993 when compared to the backlog levels at March 31, 1993 and December 31, 1992. The increase in the average sales prices in 1994 was primarily due to price increases to offset cost increases.

New orders taken for the three month period ended June 30, 1994 decreased 4.6% compared to the same period in 1993, while new orders taken for the six month period ended June 30, 1994 increased 2.7% compared to the same period in 1993. See Part II, "Item 5 - Other Information" on page 19 for a table of unit activity by region for the three and six month periods ended June 30,
1994 and 1993.   The decline in new orders in the second quarter of 1994 was primarily due to the increase in mortgage interest rates during the first half of 1994.

Due to the backlog level at June 30, 1994, housing operations for the remainder of 1994 should not be affected by the decline in new orders in the second quarter of 1994. If the decline in new orders continues, the backlog level at December 31, 1994 could be less than the backlog level at December 31, 1993. If the decline in new orders continues in 1995, deliveries in 1995 could be lower than deliveries in 1994.

Selling, General and Administrative Expenses -
____________________________________________

As a percentage of housing revenues, selling, general and administrative expenses were 11.1% and 11.2% for the three and six month periods ended June 30, 1994 compared to 11.6% and 11.9% for the three and six month periods ended June 30, 1993. Actual selling, general and administrative expenses for the three and six month periods ended June 30, 1994 increased by $4.2 million and $9.0 million compared to 1993. These increases were attributable to increases in volume-related expenses resulting from the increase in deliveries in 1994 when compared to 1993 and increases in other selling, general and administrative expenses resulting from increased activities.

Interest Expense -
________________

While interest paid and accrued for the three and six month periods ended June 30, 1994 increased approximately 116.7% and 160.0% compared to the same periods in 1993, it was approximately the same as interest paid and accrued for the last quarter of 1993 and the first quarter of 1994. The increase in interest paid and accrued in the last quarter of 1993 and the first two quarters of 1994 was primarily due to the sale of the 9.75% senior notes in June 1993 and 4.875% convertible subordinated debentures in November 1993. Interest paid and accrued during the first two quarters of 1993 was less than the last quarter of 1993 and the first two quarters of 1994 primarily due to interest on a majority of the Company's debt being stayed during the Company's Chapter 11 reorganization.

                         Financial Services
                         __________________
Revenues -
________

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):
                                            Three Months       Six Months
                                                Ended             Ended
                                               June 30,          June 30,
                                           _______________  ________________
                                             1994    1993     1994     1993
                                           _______  ______  _______  _______
U.S. Home Mortgage Corporation and
  subsidiaries                             $ 2,073  $2,677   $4,662   $4,588
Other financial services operations            870     679    1,581    1,358
                                           _______  ______   ______   ______
                                           $ 2,943  $3,356   $6,243   $5,946
                                           =======  ======   ======   ======

The decrease in U.S. Home Mortgage Corporation and subsidiaries' ("Mortgage") revenues for the three month period ended June 30, 1994 when compared to the same period in 1993 was primarily due to a decrease in marketing income, as a result of the sharp increase in interest rates, volatility in the secondary mortgage markets and extreme pricing competition in 1994 along with a decrease in origination fees due, primarily, to a decline in refinancing activities.

General and Administrative Expenses -
___________________________________

General and administrative expenses for the three and six month periods ended June 30, 1994 increased by $.4 million and $1.1 million compared to the same periods in 1993. The increases in 1994 were primarily due to the opening of additional branch and satellite offices in the last half of 1993 and early 1994 and an increase in Mortgage's staffing in the last half of 1993 and first quarter of 1994 as a result of the increased loan origination volume in these periods. Based on the decline in refinancing and other loan origination activities, Mortgage reduced its staffing in the second quarter of 1994 in order to bring these expenses in line with the currently expected volume of activities for the last half of 1994.

Financial Condition and Liquidity -
_________________________________

                             Housing
                             _______

The Company's ability to generate cash adequate to meet its housing needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and periodic borrowings under its
financing  facilities.   The Company expects,  on a long-term  basis,  that
operations will generate cash to meet substantially all of its housing cash flow needs and that a financing facility, such as the $95 million secured revolving working capital facility (the "Working Capital Facility") with General Electric Capital Corporation, would be utilized to meet peak operating needs. The Company does not anticipate that the borrowing base requirements of its Working Capital Facility will restrict the Company's ability to borrow under such Facility. See Note 3 of Notes to Consolidated
Condensed  Financial  Statements.   Over  recent  years,  the  Company  has
implemented various operational guidelines to conserve cash, increase its financial flexibility and reduce its risk by limiting the amount of land
owned  directly  by the Company.   The Company intends to continue  to  use
Company-owned lots to generate additional cash flow and to continue to emphasize land acquisitions using rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots for a fixed price on a scheduled or "as needed" basis. The Company believes that these steps increase cash flows, reduce carrying costs and limit its exposure to market changes and direct land investments. The increase in the land asset inventories at June 30, 1994 when compared to December 31, 1993 was primarily due to increased activities.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the six month periods ended June 30, 1994 and 1993 is summarized below (dollars in thousands):

                                                          1994       1993
                                                       ________   ________
     Net cash provided (used) by:
       Operating activities                            $(38,359)  $(29,029)
       Investing activities                                (936)    (4,817)
       Financing activities                              16,444     33,053
                                                       ________   ________
     Net decrease in cash                              $(22,851)  $   (793)
                                                       ========   ========

Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing operating activities used more cash during the first half of 1994 compared to 1993 primarily due to an increase in construction and land asset activities offset in part by an increase in the number of housing units delivered.

Cash flow provided by housing financing activities for the six months ended June 30, 1994 decreased from the same period in 1993 primarily due to 1994 included net borrowings under the Working Capital Facility while 1993 included the net proceeds from the sale of the Company's 9.75% senior notes in addition to net borrowings under the Working Capital Facility, offset in part by the payment of reorganization debt and liabilities.

The Company anticipates that amounts available under the Working Capital Facility and cash flow from operations will be sufficient to meet its working capital obligations.


                         Financial Services
                         __________________

Mortgage's activities represent substantially all of the financial services segment's activities. As loan originations by Mortgage are primarily from housing units delivered by the Company's homebuilding operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

The Company finances its financial services operations primarily through short-term debt and from internally generated funds, such as the origination and sale of residential mortgage loans and related servicing rights. The short-term debt consists of a $40 million secured revolving line of credit entered into by Mortgage in April 1992, as amended (the "Mortgage Credit
Facility").   At  June  30,  1994,  $7.2 million was outstanding under  the
Mortgage Credit Facility. The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of the debt
of  its  financial services subsidiaries.   The Company believes  that  the
Mortgage Credit Facility, together with internally generated funds, such as from the sale of residential mortgage loans and related servicing rights, will be sufficient to provide for Mortgage's working capital needs.

The Mortgage Credit Facility bears interest at a premium over the London Interbank Offered Rate and matures on August 31, 1995. Certain residential mortgage loans have been pledged as collateral to secure Mortgage's obligations under the Mortgage Credit Facility. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

Part II.  OTHER INFORMATION
          _________________

Item 2.  Changes in Securities
         _____________________

     An   amendment  to  the  Company's  Second  Restated  Certificate  of
     Incorporation to eliminate a prohibition against the issuance of non-voting equity securities was approved by the stockholders on April
     20,  1994.   A  Certificate of Amendment deleting such prohibition was
     filed with the State of Delaware on May 13, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

     For information with respect to matters voted upon and action taken at the Company's annual meeting of stockholders held on April 6, 1994 and as adjourned to April 20, 1994, reference is made to Item 4 of Part II of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

Item 5.   Other Information
          _________________

     The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by market for the three and six month periods ended June 30, 1994 and 1993.

         Market                      New Orders     Deliveries
     __________________              ____________  ____________
                                      1994   1993   1994   1993
                                     ______ _____  ______ _____
     Three Month Period -
     Florida                           472    503    410    428
     Mountain-
       Arizona                         210    232    251    195
       Colorado                        199    158    209    200
       Nevada                          105     76     71     53
     Northeast/Midwest-
       Minnesota                       103    147    106    100
       Maryland/Virginia                86     99     80     58
       New Jersey                       75     59     53     34
     California                        135    192    174    170
     Texas                             186    181    157    140
                                     _____  _____  _____  _____
                                     1,571  1,647  1,511  1,378
                                     =====  =====  =====  =====

                                     New Orders    Deliveries     Backlog
                                    ____________  ____________  ____________
                                     1994   1993   1994   1993   1994   1993
                                    _____  _____  _____  _____  _____  _____
     Six Month Period -
     Florida                        1,408  1,203    840    835  1,535  1,061
     Mountain -
       Arizona                        518    494    506    342    400    338
       Colorado                       493    466    412    332    557    443
       Nevada                         196    146    138     86    139     98
     Northeast/Midwest -
       Minnesota                      235    326    197    176    182    258
       Maryland/Virginia              184    195    177    145    138    148
       New Jersey                     117    106     95     77    111     83
     California                       360    408    326    290    171    225
     Texas                            400    466    300    266    391    479
                                    _____  _____  _____  _____  _____  _____
                                    3,911  3,810  2,991  2,549  3,624  3,133
                                    =====  =====  =====  =====  =====  =====

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

       Exhibit 3.1  - Certificate   of  Amendment  of  Second  Restated
                      Certificate  of  Incorporation as filed  with  the
                      State of Delaware on May 13,  1994.   See Part II,
                      "Item 2.  Changes in Securities"


       Exhibit 10.1 - Fifth  Amendment  to  Amended and  Restated  Loan
                      Agreement, dated as of June 30, 1994, between U.S. Home Corporation and General Electric Capital Corporation

       Exhibit 10.2 - Seventh   Amendment  to  Warehousing  Credit  and
                      Security Agreement (single-family mortgage loans), dated as of July 1, 1994, between U.S. Home
                      Mortgage   Corporation  and  Residential  Funding
                      Corporation

       Exhibit 11   - Computation of Income Per Common Share

       Exhibit 15   - Letter   with  respect  to  unaudited   financial
                      information

     (b) Reports on Form 8-K

       No Current Report on Form 8-K was filed by the Company during April, May and June 1994.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     U.S. HOME CORPORATION




Date:  August 8, 1994                /s/  Isaac Heimbinder
                                     Isaac Heimbinder
                                     President and Chief Operating
                                     Officer




Date:  August 8, 1994                /s/  Chester P. Sadowski
                                     Chester P. Sadowski
                                     Vice President, Controller
                                     and Chief Accounting Officer

                         INDEX TO EXHIBITS


                                                                  Sequential
Exhibit                                                            Numbered
Number                                                               Page

3.1     Certificate of Amendment of Second Restated Certificate
        of Incorporation as filed with the Secretary of State of
        Delaware on may 13, 1994.                                      24

10.1    Fifth Amendment to Amended and Restated Loan Agreement,
        dated as of June 30, 1994, between U.S. Home
        Corporation and General Electric Capital Corporation           25

10.2    Seventh Amendment to Warehousing Credit and
        Security Agreement (single-family mortgage loans),
        dated as of July 1, 1994, between U.S. Home
        Mortgage Corporation and Residential Funding Corporation       31

11      Computation of Income Per Common Share                         39

15      Letter with respect to unaudited interim financial
        information                                                    41