Form 10-Q/A
period 1994-06-30
U S HOME CORP /DE/
filed 1994-08-10
CIK 101640

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   Form 10-Q/A

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits


       Exhibit 10.2 - Seventh   Amendment  to  Warehousing  Credit  and
                      Security Agreement (single-family mortgage loans), dated as of July 1, 1994, between U.S. Home
                      Mortgage   Corporation  and  Residential  Funding
                      Corporation