Form 10-Q
period 1994-09-30
U S HOME CORP /DE/
filed 1994-11-02
CIK 101640

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               Form 10-Q


(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

                                  OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ____________

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

      Class                        Outstanding at September 30, 1994
Common stock, $.01 par value                10,482,593 shares

                         U.S. HOME CORPORATION
                         _____________________

                                INDEX
                                _____

                                                                      Page
                                                                    Number
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets--
                   September 30, 1994 and December 31, 1993              3

                   Consolidated Condensed Statements of
                   Operations--Three and Nine Months Ended
                   September 30, 1994 and 1993                           5

                   Consolidated Condensed Statements of
                   Cash Flows --Nine Months Ended
                   September 30, 1994 and 1993                           7

                   Notes to Consolidated Condensed Financial
                   Statements                                            8

                   Review by Independent Public Accountants             12

                   Report of Independent Public Accountants             13


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        14

Part II.  Other Information

          Item 5.  Other Information                                    18

          Item 6.  Exhibits and Reports on Form 8-K                     19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


              U.S. HOME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Dollars in Thousands)


                             ASSETS


                                        September 30,  December 31,
                                             1994          1993
                                        _____________  ____________
                                          (Unaudited)

HOUSING:
   Cash (including restricted funds)         $  1,012      $ 15,192
   Receivables, net                            27,942        14,027
   Single-family housing inventories          582,953       491,620
   Option deposits on real estate              45,364        34,618
   Deferred tax asset                          19,418        33,527
   Other assets                                38,600        33,019
                                             ________      ________
                                              715,289       622,003
                                             ________      ________


FINANCIAL SERVICES:
   Cash (including restricted funds)            5,461         5,738
   Residential mortgage loans                  25,286        38,412
   Other assets                                10,324        12,693
                                             ________      ________
                                               41,071        56,843
                                             ________      ________
                                             $756,360      $678,846
                                             ========      ========

   The accompanying notes are an integral part of these balance sheets.

                  U.S. HOME CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in Thousands)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30,    December 31,
                                                1994            1993
                                            _____________    ____________
                                             (Unaudited)
HOUSING:
  Current Liabilities -
    Short-term debt                            $ 19,016        $     -
    Current maturities of long-term debt          9,006           8,093
    Accounts payable                             79,898          47,997
    Accrued expenses and other
      current liabilities                        48,530          30,701
                                               ________        ________
                                                156,450          86,791
  Long-Term Debt                                301,876         303,844
                                               ________        ________
                                                458,326         390,635
                                               ________       _________
FINANCIAL SERVICES:
  Current Liabilities -
    Short-term debt                               7,981          20,566
    Accrued expenses and other
      current liabilities                         7,729           9,504
                                               ________        ________
                                                 15,710          30,070
  Long-Term Debt                                  1,073           1,102
                                               ________        ________
                                                 16,783          31,172
                                               ________        ________

    Total Liabilities                           475,109         421,807
                                               ________        ________
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $25 per share
    redemption value, authorized 974,400
    and 2,037,968 shares at September 30,
    1994 and December 31, 1993, outstanding
    891,039 and 1,954,730 shares at September
    30, 1994 and December 31, 1993               22,276          48,868
  Common Stock, $.01 par value, authorized
    50,000,000 shares, outstanding
    10,482,593 and 9,389,116 shares at
    September 30, 1994 and December 31, 1993        105              94
  Capital In Excess of Par Value                330,523         303,193
  Retained Earnings (Deficit)                   (71,653)        (95,116)
                                               ________        ________
    Total Stockholders' Equity                  281,251         257,039
                                               ________        ________
                                               $756,360        $678,846
                                               ========        ========
   The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          (Dollars in Thousands)
                              (Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                                _____________________
                                                 1994        1993
                                                ________    ________
HOUSING:
  Operating Revenues                            $252,553    $223,983
                                                ________    ________
  Operating Costs and Expenses -
    Cost of products sold                        211,597     187,486
    Selling, general and administrative           27,214      23,749
    Interest, net                                   -             39
                                                ________    ________
                                                 238,811     211,274
                                                ________    ________
  Housing Operating Income                        13,742      12,709
                                                ________    ________

FINANCIAL SERVICES:
  Operating Revenues                               3,287       3,490
                                                ________    ________
  Operating Costs and Expenses -
    General and administrative                     2,713       1,904
    Interest                                         108         461
                                                ________    ________
                                                   2,821       2,365
                                                ________    ________

  Financial Services Operating
    Income                                           466       1,125
                                                ________    ________
INCOME BEFORE INCOME TAXES                        14,208      13,834
                                                ________    ________

PROVISION FOR INCOME TAXES:

  Federal and state income taxes                   4,978       5,396
  Decrease in deferred tax asset
    valuation allowance                             -        (45,000)
                                                ________    ________
                                                   4,978     (39,604)
                                                ________    ________
NET INCOME                                      $  9,230    $ 53,438
                                                ========    ========
INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Primary                                     $    .81    $   4.61
                                                ========    ========
    Fully diluted                               $    .70    $   4.55
                                                ========    ========
   The accompanying notes are an integral part of these statements.

               U.S. HOME CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands)
                         (Unaudited)
                                               Nine Months Ended
                                                September 30,
                                               ___________________
                                                 1994       1993
                                              ________    ________
HOUSING:
  Operating Revenues                          $712,696    $580,775
                                              ________    ________
  Operating costs and Expenses -
    Cost of products sold                      597,402     484,938
  Selling, general and administrative           78,691      66,189
  Interest, net                                    -           236
                                              ________    ________
                                               676,093     551,363
                                              ________    ________
  Housing Operating Income                      36,603      29,412
                                              ________    ________

FINANCIAL SERVICES:
  Operating Revenues                             9,530       9,436
                                              ________    ________
  Operating Costs and Expenses -
    General and administrative                   8,165       6,273
    Interest                                       428       1,005
                                              ________    ________
                                                 8,593       7,278
                                              ________    ________
  Financial Services Operating
    Income                                         937       2,158
                                              ________    ________
INCOME BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                  37,540      31,570

REORGANIZATION ITEMS, NET                          -         6,915

INCOME BEFORE INCOME TAXES                      37,540      24,655
                                              ________    ________
PROVISION FOR INCOME TAXES:
  Federal and state income taxes                14,077       5,937
  Decrease in deferred tax asset
    valuation allowance                            -       (45,000)
                                              _________    _______
                                                14,077     (39,063)
                                             _________    ________
NET INCOME                                   $  23,463    $ 63,718
                                             =========    ========
INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Primary                                  $    2.05    $   5.55
                                             =========    ========
    Fully diluted                            $    1.77    $   5.47
                                             =========    ========
  The accompanying notes are an integral part of these statements.

              U.S. HOME CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands)
                         (Unaudited)

                                                   Nine Months Ended
                                                    September 30,
                                                  ______________________
                                                   1994            1993
                                                   ________     ________
Net Cash Used by Operating Activities              $(16,208)    $(47,213)
                                                   ________     ________

Net Cash Flows From Investing Activities:
  Proceeds from investments in mortgages,
    net of purchases                                    949        1,083
  Purchase of property, plant and equipment,
    net of proceeds                                  (1,221)        (841)
  Decrease in restricted cash                           244        3,852
  Other                                                (436)        (253)
                                                   ________     ________
  Net cash used by investing activities                (464)       3,841
                                                   ________     ________

Net Cash Flows From Financing Activities:
  Proceeds from short-term debt, net of
    repayments                                        6,431       28,936
  Long-term debt assumed                              1,037          -
  Repayment of long-term debt                        (5,009)     (18,336)
  Proceeds from sale of 9.75% senior notes              -        194,000
  Payment of liabilities subject to compromise          -       (165,106)
                                                   ________     ________
  Net cash provided by financing activities           2,459       39,494
                                                   ________     ________

Net Decrease in Cash                                (14,213)      (3,878)
Cash At Beginning of Period                          15,829        8,222
                                                   ________     ________
Cash At End of Period                              $  1,616     $  4,344
                                                   ========     ========

Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing                                        $ 16,761     $ 22,627
    Financial Services                                  468          959
                                                   ________     ________
                                                   $ 17,229     $ 23,586
                                                   ========     ========
  The accompanying notes are an integral part of these statements.

                 U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED FINANCIAL  STATEMENTS
                         September 30, 1994
                            (Unaudited)


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

     In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1994 and December 31, 1993 and its results of operations for the three and nine month periods ended September 30, 1994 and 1993 and cash flows for the nine month periods ended September 30, 1994 and 1993.

     Because of the seasonal nature of the Company's business, the results of operations for the three and nine month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results for the full year.

(2)  INVENTORIES

     The components of single-family housing inventories are as follows:
                                               September 30,   December 31,
                                                    1994           1993
                                               _____________   ____________
                                                  (Dollars in Thousands)

     Housing completed and under construction      $241,312      $193,827
     Models                                          42,950        34,366
     Finished lots                                   92,259        83,140
     Land under development                          83,195        58,824
     Raw land held for development or sale          123,237       121,463
                                                   ________      ________
                                                   $582,953      $491,620
                                                   ========      ========

(3)  HOUSING SHORT-TERM DEBT

     The revolving working capital facility, as amended (the "Working Capital Facility"), consists of a four-year, $95,000,000 secured financing agreement with General Electric Capital Corporation ("GECC") of which $25,000,000 may be used for letter of credit obligations. The Working Capital Facility bears interest at a premium over the GECC composite commercial paper rate and matures on June 20, 1997.

     In accordance with the Working Capital Facility, the Company has provided GECC liens on its cash, personal property and certain finished lots and single-family housing units, including models, with a cost of approximately $127,454,000 at September 30, 1994. This collateral has provided the Company with an available borrowing base capacity of approximately $50,367,000 at September 30, 1994, of which $18,206,000 was outstanding. The Working Capital Facility contains numerous real estate and financial covenants, including an inventory-to-backlog ratio and restrictions on the incurring of additional debt, creation of liens and the purchases of land.


(4)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                               September 30,  December 31,
                                                  1994          1993
                                               ____________  _____________
                                                 (Dollars in Thousands)
     Notes and mortgage notes payable            $ 30,882      $ 31,937
     9.75% Senior notes due 2003                  200,000       200,000
     4.875% Convertible subordinated
       debentures due 2005                         80,000        80,000
                                                 ________      ________
                                                  310,882       311,937
     Less - current maturities                     (9,006)       (8,093)
                                                 ________      ________
                                                  301,876       303,844
     Financial Services                             1,073         1,102
                                                 ________      ________
     Total long-term debt                        $302,949      $304,946
                                                 ========      ========

(5)  HOUSING INTEREST

     A summary of housing interest for the three and nine month periods ended September 30, 1994 and 1993 follows (dollars in thousands):

                                                     Three Month Period
                                                     __________________
                                                      1994        1993
                                                    ________   ________
     Capitalized at beginning of period             $ 55,204   $ 53,385
                                                    ________   ________
     Paid and accrued                                  7,635      7,647
     Expensed                                            -          (39)
                                                    ________   ________
     Capitalized                                       7,635      7,608
     Included in cost of sales                        (7,439)    (6,041)
     Included in other                                   -         (204)
                                                    ________   ________
     Capitalized at end of period                   $ 55,400   $ 54,748
                                                    ========   ========

                                                      Nine Month Period
                                                    _____________________
                                                       1994        1993
                                                    ________   ________
     Capitalized at beginning of period             $ 55,580   $ 58,708
     Paid and accrued                                 22,907     13,522
     Expensed                                            -         (236)
                                                    ________   ________
     Capitalized                                      22,907     13,286
     Included in cost of sales                       (21,635)   (15,390)
     Included in other                                (1,452)    (1,856)
                                                    ________   ________
     Capitalized at end of period                   $ 55,400   $ 54,748
                                                    ========   ========

(6)  INCOME PER SHARE

     The following weighted average number of common and common equivalent shares were used to compute income per share for the three and nine month periods ended September 30, 1994
     and 1993:
                           Three Month Period     Nine Month Period
                          ____________________   _____________________
                             1994         1993       1994        1993
                          __________  __________  __________  __________
       Primary            11,373,744  11,598,368  11,430,981  11,489,666
       Fully diluted      13,627,265  11,746,199  13,684,502  11,641,808

     Primary income per share has been computed on the weighted average number of common and common equivalent shares outstanding, after the dilutive effect of the convertible redeemable preferred stock and Class B warrants and the assumed exercise of stock options for the periods subsequent to September 21, 1993. No effect was given to the shares that would be issuable on exercise of the warrants and stock options in the three month period ended September 30, 1994 and issuable on exercise of stock options in the nine month period ended September 30, 1994, since they were antidilutive. Fully diluted income per share includes the assumed conversion of the convertible subordinated debentures.

(7)  INCOME TAXES

     Income tax provisions for interim periods are estimated based on projections of the annual effective tax rates. The effective tax rate (5%) for the first six months of 1993 reflects estimated federal and state alternative minimum taxes, net of expected net operating loss ("NOL") utilization. As a result of the recognition of a deferred tax asset of $45,000,000 attributable to its NOL in the third quarter of 1993, the Company used a 39% effective tax rate for the period from July 1, 1993 to June 30, 1994. During the third quarter of 1994, the Company determined that the effective tax rate for 1994 would be approximately 38%. The year-to-date effect of this change reduced the Company's income tax provision for the three month period ended September 30, 1994 by $350,000.

     The recognition of the deferred tax asset in 1993 increased primary income per share in the three and nine month periods ended September 30, 1993 by $3.88 and $3.92 per share, respectively.

             REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

     Arthur Andersen LLP, independent public accountants, has performed a review of the consolidated condensed balance sheet as of September 30, 1994 and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 1994 and 1993 and cash flows for the nine month periods ended September 30, 1994 and 1993 included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO  U.S. HOME CORPORATION:

We have reviewed the accompanying consolidated condensed balance sheet of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of September 30, 1994, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and cash flows for the nine-month periods ended September
30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of U. S. Home Corporation and subsidiaries as of December 31, 1993, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated
February  9, 1994,  we  issued   an   unqualified  opinion  on  those
statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               /S/ ARTHUR ANDERSEN LLP
                                               _______________________
                                               ARTHUR ANDERSEN LLP


Houston, Texas
October 24, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                               Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                            Three Months Ended        Nine Months Ended
                              September 30,             September 30,
                            __________________       __________________
                             1994         1993       1994         1993
                           ________   ________      ________   ________

Revenues -
  Single-family homes      $249,691   $221,237      $697,785   $573,527
  Land and other              2,862      2,746        14,911      7,248
                           ________   ________      ________   ________
   Total                   $252,553   $223,983      $712,696   $580,775
                           ========   ========      ========   ========

Single-family homes -
  Gross margin amount      $ 40,442   $ 35,607      $113,052   $ 93,711
  Gross margin percentage      16.2%      16.1%         16.2%      16.3%
  Units delivered             1,663      1,544         4,654      4,093
  Average sales price      $150,100   $143,300      $149,900   $140,100
  New orders taken            1,483      1,677         5,394      5,487
  Backlog at end of period                             3,444      3,266

Selling, general and
  administrative expenses as
  a percentage of housing
  revenues                     10.8%      10.8%         11.0%      11.6%

Interest expense -
  Paid and accrued         $  7,635   $  7,647      $ 22,907   $ 13,522
  Capitalized              $  7,635   $  7,608      $ 22,907   $ 13,286
  Percent capitalized         100.0%      99.5%        100.0%      98.3%

Capitalized interest
  included in cost of
  products sold            $  7,439   $  6,041      $ 21,635   $ 15,390

Revenues -

Revenues from sales of single-family homes for the three and nine month periods ended September 30, 1994 increased 13% and 22% compared to the three and nine month periods ended September 30, 1993. The increases resulted from 8% and 14% increases in the number of housing units delivered and 5% and 7% increases in average sales prices. The increase in units delivered in 1994 was primarily attributable to improved backlog levels at June 30, 1994 and December 31, 1993 when compared to the backlog levels at the same periods in the preceding year. The increase in the average sales prices in 1994 was primarily due to price increases to offset cost increases.

New orders taken for the three and nine month periods ended September 30, 1994 decreased 12% and 2% compared to the same periods in 1993. See Part II, "Item 5 - Other Information" on page 18 for a table of unit activity by market for the three and nine month periods ended September 30, 1994 and 1993. The decline in new orders in 1994 was primarily due to the increase in mortgage interest rates during 1994.

Due to the backlog level at September 30, 1994, housing operations for the remainder of 1994 should not be affected by the decline in new orders in 1994. If the decline in new orders continues for the remainder of 1994 and into 1995, deliveries in 1995 could be lower than deliveries in 1994 and results of operations could be impacted.

Selling, General and Administrative Expenses -

As a percentage of housing revenues, selling, general and administrative expenses were 11% for both the three and nine month periods ended September 30, 1994 compared to 11% and 12% for the three and nine month
periods   ended   September  30, 1993.  Actual   selling,  general   and
administrative expenses for the three and nine month periods ended September 30, 1994 increased by $3.5 million and $12.5 million compared to 1993. These increases were attributable to increases in volume-related expenses resulting from the increases in deliveries in 1994 when
compared   to   1993   and  increases   in   other  selling,  general and
administrative expenses resulting from increased activities.

Interest Expense -

Interest paid and accrued during the nine month period ended September 30, 1994 increased approximately 69% compared to the same period in 1993 primarily due to interest on a majority of the Company's debt in the first six months of 1993 being stayed during the Company's Chapter 11 reorganization.

                          Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                     Three Months           Nine Months
                                       Ended                   Ended
                                     September 30,         September 30,
                                    ______________        _______________
                                    1994      1993         1994     1993
                                    ______   ______        ______   ______

U.S. Home Mortgage Corporation
  and Subsidiaries                  $2,499   $2,779        $7,161   $7,367
Other financial services
  operations                           788      711         2,369    2,069
                                    ______   ______        ______   ______
                                    $3,287   $3,490        $9,530   $9,436
                                    ======   ======        ======   ======

The decrease in U.S. Home Mortgage Corporation and subsidiaries' ("Mortgage") revenues for the three and nine month periods ended September 30, 1994 when compared to the same periods in 1993 was primarily due to decreased marketing income as a result of volatility in the secondary mortgage markets and increased pricing competition and lower levels of loan origination activities as a result of higher mortgage interest rates.

General and Administrative Expenses -

General and administrative expenses for the three and nine month periods ended September 30, 1994 increased by $.8 million and $1.9 million compared to the same periods in 1993 which included nonrecurring transactions which reduced general administrative expense in 1993 by $ .5 million and $1.0 million, respectively. The balance of the increases in 1994 were primarily due to Mortgage opening additional branch and satellite offices in the last half of 1993 and early 1994 and an increase in Mortgage's staffing in the last half of 1993 and first quarter of 1994 as a result of the increased loan origination volume in these periods. Based on the subsequent decline in refinancing and other loan origination activities, Mortgage reduced its staffing in the second and third quarters of 1994 in order to bring these expenses in line with the currently expected volume of activities for the last half of 1994.


Financial Condition and Liquidity -

                                Housing

The Company's ability to generate cash adequate to meet its housing needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and periodic borrowings under its financing facilities. The Company expects, on a long-term basis, that operations will generate cash to meet substantially all of its housing cash flow needs and that a financing facility, such as the $95 million secured revolving working capital facility (the "Working Capital Facility") with General Electric Capital Corporation, would be utilized to meet peak operating needs. The Company does not anticipate that the borrowing base requirements of its Working Capital Facility will restrict the Company's ability to borrow under such Facility. See Note 3 of Notes to Consolidated Condensed Financial Statements. Over recent years, the Company has implemented various operational guidelines to increase its financial flexibility and reduce its risk by limiting the amount of land owned directly by the Company. The Company intends to
continue, where   possible, to  use  Company-owned  lots   to  generate
additional cash flow and to continue to emphasize land acquisitions using rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots for a fixed price on a scheduled or "as needed" basis. The Company believes that these steps increase cash flows, reduce carrying costs and limit its exposure to market changes and direct land investments. The increase in the land asset inventories at September 30, 1994 when compared to December 31, 1993 was primarily due to increased activities, including expansion of the retirement and active-adult/second home communities.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the nine month periods ended September 30, 1994 and 1993 is summarized below (dollars in thousands):


                                               1994          1993
                                             ________       ________
     Net cash provided (used) by:
       Operating activities                  $(36,840)      $(27,340)
       Investing activities                    (1,172)         2,767
       Financing activities                    15,073         31,848
                                             ________       ________
Net increase (decrease) in cash              $(22,939)      $  7,275
                                             ========       ========

Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing operating activities used more cash during 1994 compared to 1993 primarily due to an increase in construction and land asset activities offset in part by an increase in the number of housing units delivered.

Cash flow from housing financing activities for the nine months ended September 30, 1994 was provided primarily by net borrowings under the Working Capital Facility. Cash flow from housing financing activities in 1993 was provided by the net proceeds from the sale of the Company's 9.75% senior notes in addition to net borrowings under the Working Capital Facility, offset in part by the payment of reorganization debt and liabilities.

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

The Company finances its financial services operations primarily through short-term debt and from internally generated funds, such as the origination and sale of residential mortgage loans and related servicing rights. The short-term debt consists of a $40 million secured revolving line of credit entered into by Mortgage in April 1992, as amended (the "Mortgage Credit Facility"). At September 30, 1994, $8.0 million was outstanding under the Mortgage Credit Facility. The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of the debt of its financial services subsidiaries. The Company believes that the Mortgage Credit Facility, together with internally generated funds, such as from the sale of residential mortgage loans and related servicing rights, will be sufficient to provide for Mortgage's working capital needs.

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


Part II.  OTHER INFORMATION

Item 5.   Other Information

The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by market for the three and nine month periods ended September 30, 1994 and 1993.

     Market                 New Orders          Deliveries
_________________         ______________     _____________
                           1994    1993      1994     1993
                          _____   _____     _____    _____
Three Month Period -
Florida                     453     518       536      453
Mountain -
  Arizona                   220     281       227      190
  Colorado                  198     257       218      151
  Nevada                     54      46        89       64
Northeast/Midwest -
  Minnesota                  65     119       114      161
  Maryland/Virginia         103      69        97       92
  New Jersey                108      55        55       47
  Ohio                        5       -         -        -
California                  164     201       165      195
Texas                       113     131       162      191
                          _____   _____     _____    _____
                          1,483   1,677     1,663    1,544
                          =====   =====     =====    =====

                            New Orders       Deliveries         Backlog
                          _____________    ______________    _____________
                           1994    1993     1994    1993     1994     1993

Nine Month Period -
Florida                   1,861   1,721     1,376   1,288    1,452   1,126
Mountain -
  Arizona                   738     775       733     532      393     429
  Colorado                  691     723       630     483      537     549
  Nevada                    250     192       227     150      104      80
Northeast/Midwest -
  Minnesota                 300     445       311     337      133     216
  Maryland/Virginia         287     264       274     237      144     125
  New Jersey                225     161       150     124      164      91
  Ohio                        5       -         -       -        5       -
California                  524     609       491     485      170     231
Texas                       513     597       462     457      342     419
                          _____   _____     _____   _____    _____   _____
                          5,394   5,487     4,654   4,093    3,444   3,266
                          =====   =====     =====   =====    =====   =====

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 10  -  U.S. Home Corporation Retirement Plan
                         for Non-Employee Directors

          Exhibit 11  -  Computation of Income Per Common Share

          Exhibit 15  -  Letter with respect to unaudited financial
                         information

          Exhibit 27  -  Financial Data Schedule

     (b)  Reports on Form 8-K


          No Current Report on Form 8-K was filed by the Company during July, August and September 1994.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        U.S. HOME CORPORATION

Date:  October 31, 1994                 /s/ Isaac Heimbinder
                                        ____________________
                                        Isaac Heimbinder
                                        President and Chief
                                        Operating Officer

Date:  October 31, 1994                 /s/ Chester P. Sadowski
                                        _______________________
                                        Chester P. Sadowski
                                        Vice President, Controller
                                        and Chief Accounting Officer

                            INDEX OF EXHIBITS


                                                           Sequential
Exhibit                                                     Numbered
Number                                                        Page

10      U.S. Home Corporation Retirement Plan
        for Non-Employee Directors                              22

11      Computation of Income Per Common Share                  31

15      Letter with respect to unaudited interim
        financial information                                   33

27      Financial Data Schedule                                 34