Form 10-K
period 1994-12-31
U S HOME CORP /DE/
filed 1995-02-23
CIK 101640

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES /X/ NO / /

     As of February 10, 1995, the number of shares outstanding of Registrant's voting stock was 11,428,632 and the aggregate market value of the Registrant's voting stock held by non-affiliates was $200,873,556.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                 PART OF 10-K
                                                                              WHERE INCORPORATED
                                                                              ------------------
Proxy Statement dated March 20, 1995 for the Annual Meeting of
  Stockholders to be held on April 26, 1995...............................            III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     U.S. Home Corporation ("U.S. Home" or the "Company"), organized in 1954 and incorporated in the State of Delaware in 1959, is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 190 new home communities in 31 metropolitan areas in 12 states. Since its formation, the Company has delivered more than 252,000 homes. The Company conducts substantially all of its home building business through U.S. Home, the parent company.

     The Company offers a wide variety of moderately-priced homes that are designed to appeal to the affordable, move-up and retirement and active-adult/second home buyers. In each of its markets, the Company's primary strategy is to build quality homes, utilizing its Zero Defect Program, which the Company believes offers prospective home buyers a high level of new home value. The Company believes that many home purchasers compare homes on the basis of location, perceived quality and dollars of purchase price per square foot of living area. As a result, the Company attempts to purchase land and lots in popular growth corridors, maintain high quality standards and design homes to maximize living space.

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

                            HOME BUILDING OPERATIONS

     The Company's primary industry segment is the on-site development of single-family residential communities. Currently, the Company builds in 31 metropolitan areas in 12 states. During 1994, the Company's product mix consisted of deliveries of approximately 34% affordable homes, 47% move-up homes and 19% retirement and active-adult/second homes. U.S. Home continues to pay increasing attention to the active adult who is in the market for a second home or is nearing retirement. The Company has set a goal to increase its retirement and active-adult/second home deliveries to approximately 30% of the Company's volume. However, there can be no assurance that such efforts will be successful. The Company presently has retirement and active-adult/second home communities in Texas, Maryland, New Jersey, Nevada and Florida, with expansion plans for California and Arizona where two retirement communities are expected to open in the latter part of 1995.

     During 1994, the Company entered new markets in the Midwest by acquiring or optioning property in Cleveland and Columbus, Ohio and Indianapolis, Indiana. By the third quarter of 1995, the Company expects to open 10 new communities in these Midwest markets.

MARKETS

     U.S. Home's building operations are currently conducted in the following market areas:

     MARKETS                                      METROPOLITAN AREAS
     -------                                      ------------------

Florida..........................  Bonita Springs, Clearwater/Palm Harbor/Tarpon
                                   Springs, Fort Myers, Key Largo, Naples, Orlando,
                                     Sarasota/ Bradenton, Spring Hill/New Port Richey
                                     and Tampa

Mountain --
  Colorado.......................  Colorado Springs, Denver and Fort Collins/Greeley/
                                     Loveland
  Arizona........................  Phoenix and Tucson
  Nevada.........................  Las Vegas

Northeast/Midwest --
  Maryland/Virginia..............  Annapolis/Baltimore and Washington, D.C. area
  Minnesota......................  Minneapolis/St. Paul
  New Jersey.....................  Dover/Jackson/Monroe/Princeton and Washington/
                                     Lumberton
  Indiana........................  Indianapolis
  Ohio...........................  Cleveland and Columbus
California.......................  Bakersfield, Palmdale/Lancaster and Sacramento
Texas............................  Austin, Dallas/Fort Worth, Houston,
                                   McAllen/Harlingen/ Brownsville and San Antonio

     The Company seeks to maintain geographic diversity and thus reduce the potential risk of economic volatility in any given market.

     The Company's homebuilding and marketing activities are conducted under the name of U.S. Home in each of its markets except in Minneapolis/St. Paul where the Company markets its homes under the name of Orrin Thompson Homes and in Florida where homes are marketed under the name of Rutenberg Homes as well as U.S. Home.

     Set forth below are revenues for the Company from the sale of single-family homes by market for each of the last three fiscal years:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
     MARKETS                                               1994         1993         1992
     -------                                             --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Florida............................................  $293,278     $243,130     $202,859
    Mountain --
      Colorado.........................................   138,409      103,769       89,240
      Arizona..........................................   128,343       85,784       65,210
      Nevada...........................................    43,540       28,946       19,475
    Northeast/Midwest --
      Maryland/Virginia................................    67,689       49,913       53,042
      Minnesota........................................    67,496       64,645       45,375
      New Jersey.......................................    39,198       31,810       18,887
    California.........................................   107,625      104,416      108,426
    Texas..............................................    79,173       77,061       67,179
                                                         --------     --------     --------
                                                         $964,751     $789,474     $669,693
                                                         ========     ========     ========

     Set forth below are tables providing information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers and backlog of single-family homes by market for each of the last three fiscal years:

NEW ORDERS TAKEN

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
     MARKETS                                                      1994      1993      1992
     -------                                                      -----     -----     -----
    Florida.....................................................  2,127     1,979     1,654
    Mountain --
      Colorado..................................................    812       841       676
      Arizona...................................................    845       931       650
      Nevada....................................................    308       249       136
    Northeast/Midwest --
      Maryland/Virginia.........................................    333       334       369
      Minnesota.................................................    339       493       323
      New Jersey................................................    283       210       179
      Ohio......................................................     10        --        --
    California..................................................    592       722       643
    Texas.......................................................    585       659       644
                                                                  -----     -----     -----
                                                                  6,234     6,418     5,274
                                                                  =====     =====     =====

DELIVERIES

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
     MARKETS                                                      1994      1993      1992
     -------                                                      -----     -----     -----
    Florida.....................................................  1,948     1,705     1,491
    Mountain --
      Colorado..................................................    898       674       617
      Arizona...................................................    970       729       600
      Nevada....................................................    299       206       137
    Northeast/Midwest --
      Maryland/Virginia.........................................    382       301       324
      Minnesota.................................................    396       457       327
      New Jersey................................................    203       175       173
    California..................................................    643       692       722
    Texas.......................................................    648       647       624
                                                                  -----     -----     -----
                                                                  6,387     5,586     5,015
                                                                  =====     =====     =====

BACKLOG (1)

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
     MARKETS                                                      1994      1993      1992
     -------                                                      -----     -----     -----
    Florida.....................................................  1,146       967       693
    Mountain --
      Colorado..................................................    390       476       309
      Arizona...................................................    263       388       186
      Nevada....................................................     90        81        38
    Northeast/Midwest --
      Maryland/Virginia.........................................     82       131        98
      Minnesota.................................................     87       144       108
      New Jersey................................................    169        89        54
      Ohio......................................................     10       --        --
    California..................................................     86       137       107
    Texas.......................................................    228       291       279
                                                                  -----     -----     -----
                                                                  2,551     2,704     1,872
                                                                  =====     =====     =====

- ------------

(1) Homes under contract for sale but not delivered at end of year.

     The Company anticipates that substantially all of its backlog units, net of cancellations, as of December 31, 1994 will be completed and delivered during 1995. While operations in certain market areas are affected by seasonal factors which limit on-site building and sales activities, the Company's ability to build and deliver its backlog is not considered to be seriously affected by such factors.

SALES AND MARKETING

     The Company employs sales consultants for the sale of single-family homes, although sales by independent real estate brokers are also encouraged. Specific sales training programs are provided which inform sales consultants about sales techniques and methods as well as information about their local market, realtors and products. The sales programs focus on the Company's Zero Defect Program as a marketing tool because the sales force is the first contact with the customer. The Zero Defect Program is a quality assurance program with major emphasis on construction (see Construction below).

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

     The Company's product lines include both single-family detached and attached homes. During 1994, 1993 and 1992, approximately 85% of the homes delivered were single-family detached. The number of units and average sales prices of single-family homes delivered in 1994, 1993 and 1992 were as follows:

                                                      SINGLE-FAMILY                SINGLE-FAMILY
                                                         DETACHED                     ATTACHED
                                                 ------------------------     ------------------------
                                                  NUMBER        AVERAGE        NUMBER        AVERAGE
                                                 OF UNITS     SALES PRICE     OF UNITS     SALES PRICE
                                                 --------     -----------     --------     -----------
    1994.......................................    5,411       $155,200          976        $127,900
    1993.......................................    4,773        145,000          813         119,500
    1992.......................................    4,211        137,400          729         125,000

     The increases in the average sales prices of single-family detached homes in 1994 and 1993 were primarily due to price increases. The increase in the average sales prices of single-family attached homes in 1994 was primarily due to an increase in deliveries in higher priced markets while the decrease in the average sales prices of single-family attached homes in 1993 was primarily due to an increase in the deliveries in lower priced markets.

     In 1994, the national average sales prices of new single-family homes (both detached and attached) as reported on a preliminary basis by the U.S. Census Bureau was $154,100 compared with an average sales price of $151,000 for the Company.

     Variations in the general product and customer mix may exist from year to year based on shifts in local market demand or product availability. The table below sets forth the mix of the Company's deliveries for the affordable, move-up and retirement and active-adult/second home products during the last three years:

                                                                     1994     1993     1992
                                                                     ----     ----     ----
    Affordable.....................................................   34%      31%      28%
    Move-up........................................................   47%      54%      56%
    Retirement and active-adult/second home........................   19%      15%      16%

     Many purchasers finance a large portion of the purchase price of a home through conventional or government insured/guaranteed mortgages from lending institutions. The Company generally assists purchasers in obtaining mortgages. Approximately 85% of the homes delivered in 1994 and 86% delivered in 1993 and in 1992, were purchased using mortgage financing.

     The Company takes steps to qualify certain of its homes under Veterans Administration ("VA") and Federal Housing Administration ("FHA") mortgage financing programs, which provide mortgage financing sources. During 1994, 1993 and 1992, approximately 19%, 25% and 25% of the Company's homes delivered were financed under VA and FHA mortgage programs.

CONSTRUCTION

     The Company's investment in direct employee labor costs, equipment and facilities is kept to a minimum because all construction of single-family homes is performed by independent subcontractors. At all stages of construction, however, on-site Company managers supervise and coordinate the activities of these subcontractors and subject their work to quality and cost control standards. The Company's Director of National Purchasing and Quality Control provides centralized management of quality standards, both with respect to the construction of homes and the purchase of certain major components used in the construction of homes. Company employees are rated and compensation incentives are affected by a measure of quality standards. The Company's commitment to quality and its use in the Company's sales efforts are best illustrated by its Zero Defect Program. Under the Zero Defect Program, the home buyer meets with the construction supervisor prior to the commencement of, and during, construction in order to ensure that the home buyer (i) is aware of all quality features of the house, including those which are not readily apparent in the finished house, (ii) agrees that the design features, including appliances, match those ordered and (iii) is satisfied with the finished product. The Company considers a completed house to have "zero defects" if, upon final inspection by the home buyer, only a few minor cosmetic items remain to be corrected.

     Construction subcontractors are selected on the basis of competitive bids and written agreements govern their relationship with the Company. All bids are based on detailed specifications and complete blueprints to ensure commitment to the Company's expectation for high quality workmanship.

     The Company purchases the majority of its construction material on a decentralized basis with a "just in time" delivery schedule to each individual job site. Materials are regularly purchased on a competitive bid basis to ensure both competitive pricing and high quality. In addition to local purchasing, the Company has entered into a number of national purchasing agreements in order to maximize purchasing power. Agreements with each vendor are negotiated on an annual basis by the Company's Director of National Purchasing and Quality Control.

     In order to minimize the risk associated with completed but unsold inventory, the Company generally does not commence construction of a single-family detached home prior to receipt of an executed purchase contract, a deposit from the customer and preliminary mortgage approval based on the purchaser's mortgage application. For single-family attached homes, construction does not generally commence until 50% of the units in a building have been sold.

REGULATION

     The Company and its subcontractors must comply with various federal, state and local zoning, building, pollution, environmental, advertising and consumer credit statutes, rules and regulations, as well as other activities, including regulations relating to specific building materials to be used, building design and minimum elevations of properties. All of these regulations have increased the time and cost required to market the Company's products by extending the time between the initial acquisition of land and the commencement of construction. The Company's operations, like those of other home builders, have been periodically subject to moratoriums on development activities caused by insufficient water, sewage and energy-related facilities. Moratoriums in local areas have not had a material adverse effect on its overall activities because of the geographic diversification of the Company's operations.

COMPETITION

     The single-family residential housing industry is highly competitive. U.S. Home competes in each of its markets, with respect to the location, design and price of its products, with numerous firms engaged in the on-site development of single-family residential housing, ranging from regional and national firms to small local companies. The Company is one of the largest on-site builders of single-family homes in the United States, ranking among the ten largest single-family on-site home builders in the United States for each of the last 20 years. However, because there are so many firms engaged in the single-family home building industry, the Company accounts for less than 1% of all new on-site single-family housing sales in the United States.

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

COMMUNITY DEVELOPMENT

     A significant portion of the Company's land and lot needs are currently satisfied through rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots on a scheduled or on an "as needed" basis. For example, during 1994, 56% of the Company's unit deliveries were from lots owned by the Company and 44% were from lots acquired by the exercise of rolling lot options.

     The Company's policy is that land cannot be purchased or sold without prior approval of the Company's Asset Management Committee. Asset Management Committee approval requires submission of data relating to sales forecasts, a timing schedule (e.g., estimated dates on start of land development, housing construction, model opening and sales) and a projection of income and internal rate of return. All development expenditures are reviewed by the respective President of Operations prior to the commencement of development. In addition, the Company's amended and restated by-laws require approval by the Company's Board of Directors of any acquisition of unimproved real property or acreage by the Company in any single transaction or series of related transactions involving an expenditure in excess of $5 million and any other capital expenditures and other commitments by the Company in excess of $5 million per transaction (excluding transactions involving housing).

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

     Housing communities are generally built in or near major metropolitan areas and are normally located in growing markets for such areas. At December 31, 1994, the Company's land and finished lot inventories totaled $304.0 million, excluding option deposits. See Note 1 of Notes to Consolidated Financial Statements. Substantially all are zoned for their intended use and serviced by utilities. As of December 31, 1994, the Company had deposits totaling $53.6 million for options to purchase undeveloped land and finished lots for home building operations for a total purchase price on exercise of approximately $327.7 million.

     The following table sets forth as of December 31, 1994, by market, the cost of certain of the Company's land inventories and the estimated number of lots controlled through direct ownership and under option which are being used or that will be used in the Company's home building operations (dollars in thousands):

                                                                 ESTIMATED NUMBER OF HOUSING
                                                                     UNITS THAT COULD BE
                                                                     CONSTRUCTED ON LAND
                                                                          CONTROLLED
                                                      BOOK       AS OF DECEMBER 31, 1994 (1)
                                                      COST       ----------------------------
                                                     OF LAND                UNDER
                       MARKETS                        OWNED      OWNED      OPTION     TOTAL
    ----------------------------------------------  ---------    ------     ------     ------
    Florida.......................................  $  86,413     8,002      4,529     12,531
    Mountain --
      Colorado....................................     43,146     3,183      3,946      7,129
      Arizona.....................................     11,891       753      2,873      3,626
      Nevada......................................     16,159       494        743      1,237
    Northeast/Midwest --
      Maryland/Virginia...........................     22,430       568        533      1,101
      Minnesota...................................     12,714       604        783      1,387
      New Jersey..................................     26,131     1,726        338      2,064
      Indiana.....................................        262        10        134        144
      Ohio........................................        836        22        782        804
    California....................................     23,062       713      2,450      3,163
    Texas.........................................     28,537     2,513        394      2,907
                                                    ---------    ------     ------     ------
                                                    $ 271,581    18,588     17,505     36,093
                                                     ========    ======     ======     ======

- ------------

(1) Based upon current management estimates, which are subject to change. This table does not include commercial property and other properties which the Company has no current plans to use, with an aggregate cost of $32.4 million (including $13.3 million relating to land under contract for sale and for exchange). In view of the various stages of development of the land owned by the Company as of December 31, 1994 (i.e., finished, under development and development not started), any per lot cost derived by dividing the book cost by the estimated number of units would not be meaningful.

     In 1994, revenues from the sale of developed and undeveloped land by the Company amounted to $16.2 million, as compared to revenues of $8.5 million in 1993 and $6.6 million in 1992. In addition, the Company, in 1993 and 1992, completed several exchanges of land assets with third parties in which the Company received land suitable for development of single-family detached homes, which could be more readily developed and sold, in return for land zoned primarily for commercial use and single-family attached homes which the Company had no near-term plans to utilize.

REORGANIZATION

     The Company and certain of its affiliates commenced proceedings (the "Cases") under Chapter 11 of title 11 of the United States Code on April 15, 1991 (the "Filing Date"), in order to restructure their indebtedness and other liabilities. On May 25, 1993, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") entered an order confirming the first amended consolidated plan of reorganization of the Company and certain of its affiliates (as modified, the "Plan"). Such order became final on June 5, 1993, and the Plan became effective on June 21, 1993 (the "Effective Date"). On the Effective Date, the Company also completed a public offering of $200 million principal amount of 9.75% senior notes due 2003, the net proceeds from which were utilized to pay a portion of the claims of certain unsecured creditors of the Company under the Plan and to repay outstanding amounts under the Company's debtor-in-possession financing facility.

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

     As part of the Plan, creditors received 4,873,650 shares of common stock, $.01 par value per share, and 2,816,762 shares of convertible redeemable preferred stock, $.10 par value per share, and the pre-Effective Date stockholders received 3,510,818 shares of common stock and Class B warrants to acquire common stock (exercisable at $20 per share), which, if fully exercised, would result in an additional 1,904,757 shares of common stock (a total of 5,415,575 shares). As of December 31, 1994, 2,297,867 shares of convertible redeemable preferred stock had been converted into an equal number of shares of common stock and 3,321 Class B warrants had been exercised. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

                         FINANCIAL SERVICES OPERATIONS

     The Company's second industry segment consists primarily of its mortgage banking activities. U.S. Home Mortgage Corporation ("Mortgage"), a wholly-owned subsidiary of the Company, commenced operations in 1971 and serves an important role in the Company's sale of its homes by arranging financing for customers.

     Mortgage is a Federal National Mortgage Association/Government National Mortgage Association/ Federal Home Loan Mortgage Corporation approved seller-servicer, headquartered in Clearwater, Florida with branch offices in the metropolitan areas of Phoenix and Tucson, Arizona; Sacramento, California; Denver, Colorado; Washington, D.C.; Clearwater, Fort Myers and Orlando, Florida; Minneapolis, Minnesota; Las Vegas, Nevada; and Dallas, Texas. The Company offers a wide variety of conventional, FHA and VA financing programs through Mortgage, thereby providing prospective buyers the benefits of both conventional and government assisted loan programs. As a mortgage banker, Mortgage originates and funds mortgage loans and sells the loans and the related servicing rights directly to investors. Loans and servicing rights are generally sold by Mortgage and funded by the investors within 30 days after home delivery. To limit its risk of interest rate fluctuations, Mortgage regularly enters into fixed price mandatory forward delivery contracts to sell mortgage-backed securities to securities dealers or fixed price forward delivery commitments to sell specific whole loans to investors on a mandatory or best efforts basis. Mortgage has a secured revolving line of credit to fund the mortgage loans on an interim basis until purchased by investors.

     The following table summarizes certain mortgage banking operating information (dollars in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                               1994       1993       1992
                                                             --------   --------   --------
    Residential mortgage loans
      Number of loans originated...........................     2,987      3,050      2,502
      Average amount of loan originated....................  $    122   $    114   $    114
      Total amount of loans originated:
         Funded by Mortgage................................  $308,000   $317,000   $250,000
         Brokered by Mortgage..............................    58,000     30,000     35,000
                                                             --------   --------   --------
      Total................................................  $366,000   $347,000   $285,000
                                                             ========   ========   ========
    Company's homes delivered financed by Mortgage as a
      percentage of Company's homes delivered which were
      financed.............................................        50%        51%        47%
    Company's homes delivered financed by Mortgage as a
      percentage of Mortgage's total originations..........        92%        83%        82%

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

                             ADDITIONAL INFORMATION

FINANCING OF HOUSING OPERATIONS

     The Company finances its housing operations through internally generated funds, unsecured public debt and a $95 million secured working capital credit facility and certain other secured acquisition and development financing facilities. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

FINANCING OF FINANCIAL SERVICES OPERATIONS

     The Company finances its financial services operations primarily through internally generated funds (i.e., origination and sale of residential mortgage loans and related servicing rights) and short-term debt. The short-term debt consists of a $25 million secured revolving line of credit. See Note 2 of Notes to Consolidated Financial Statements. This debt is not guaranteed by the Company nor does the Company have any obligation to provide funding to its financial services operations.

EMPLOYEES

     At December 31, 1994, the Company had 1,353 employees, of whom 1,220 were employed in home building operations and 133 were employed in financial services operations. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good. The Company's single-family housing and community development operations are conducted primarily through independent subcontractors, thereby limiting the number of direct employees required.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers during 1994 and their respective ages and positions are set forth below:

          NAME             AGE                 POSITION AND OFFICE
          ----             ---                 -------------------
Robert J. Strudler.......  52      Chairman and Chief Executive Officer
Isaac Heimbinder.........  51      President and Chief Operating Officer
Gary L. Frueh............  54      Vice President -- Tax and Audit
Craig M. Johnson.........  41      Vice President -- Community Development
Thomas A. Napoli.........  53      Vice President -- Finance and Chief Financial
                                   Officer
Chester P. Sadowski......  48      Vice President -- Controller and Chief Accounting
                                   Officer
Richard G. Slaughter.....  50      Vice President -- Planning and Secretary
Kelly F. Somoza..........  41      Vice President

     No family relationship exists among any of the executive officers of the Company.

     Each of the foregoing officers has been elected to serve in the office indicated until the first meeting of the Board of Directors following the next annual meeting of stockholders of U.S. Home and until his or her successor is elected and qualified.

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

     Mr. Napoli has served as Vice President -- Finance and Chief Financial Officer since April 21, 1989.

     Mr. Sadowski has served as Vice President -- Controller and Chief Accounting Officer since December 17, 1987.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As of February 10, 1995, there were 7,115 holders of record of the Company's common stock, $.01 par value per share. The principal market on which the common stock is traded is the New York Stock Exchange.

     The following tables set forth the high and low sale prices of the Company's common stock, $.10 par value per share, outstanding prior to the effectiveness of the Plan and the common stock (issued pursuant to the Plan) for the periods indicated as reported on the New York Stock Exchange Composite Tape. The Company believes that the stock price information through June 21, 1993 is of limited use and relevance in the view of the significant changes in ownership of the Company's capital stock and the Company's capital structure which occurred under the Plan.

                                NEW COMMON STOCK

        1994                                                              HIGH       LOW
        ----                                                             ------     ------
    First Quarter....................................................    $29.38     $20.75
    Second Quarter...................................................     22.25      14.00
    Third Quarter....................................................     18.50      14.63
    Fourth Quarter...................................................     16.38      14.38

        1993
        ----
    Second Quarter subsequent to June 21, 1993.......................    $22.13     $19.00
    Third Quarter....................................................     26.38      19.38
    Fourth Quarter...................................................     29.00      24.88

                                OLD COMMON STOCK

        1993
        ----
    First Quarter....................................................      1.50        .69
    Second Quarter through June 21, 1993.............................      2.38       1.00

     Immediately prior to the Effective Date, the Company had 45,312,526 shares of common stock, $.10 par value per share, outstanding. Pursuant to the Plan, all pre-Effective Date capital stock was canceled and common stock, $.01 par value per share, and other securities were issued.

     No dividends were paid by the Company during 1994 or 1993. The Company's working capital facility (the most restrictive of the Company's borrowing agreements) prohibits the Company from paying dividends on its capital stock. The senior note indenture and the Company's second restated certificate of incorporation also contain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                          1994        1993         1992        1991        1990
                                        --------    --------     --------    --------    ---------
OPERATING REVENUES....................  $995,311    $812,077     $689,900    $495,117    $ 633,178
OPERATING INCOME (LOSS)...............    52,526      44,640       29,349      (4,832)     (87,870)
REORGANIZATION ITEMS..................        --       6,915       50,703       3,978           --
INCOME TAXES..........................    19,697     (33,966)          --          --           --
                                        --------    --------     --------    --------    ---------
INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM...    32,829      71,691      (21,354)     (8,810)     (87,870)
LOSS FROM DISCONTINUED OPERATIONS.....        --          --           --          --      (15,654)
EXTRAORDINARY ITEM....................        --          --           --          --        1,880
                                        --------    --------     --------    --------    ---------
NET INCOME (LOSS).....................  $ 32,829    $ 71,691     $(21,354)   $ (8,810)   $(101,644)
                                        ========    ========     ========    ========    =========
INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE (1):
PRIMARY --
  Income (loss) before discontinued
     operations and extraordinary
     item.............................  $   2.89    $   6.16(2)  $  (1.89)   $   (.78)   $   (7.79)
  Loss from discontinued operations...  $     --    $     --     $     --    $     --    $   (1.39)
  Extraordinary item..................  $     --    $     --     $     --    $     --    $     .17
  Net income (loss)...................  $   2.89    $   6.16(2)  $  (1.89)   $   (.78)   $   (9.01)
FULLY DILUTED --
  Income (loss) before discontinued
     operations and extraordinary
     item.............................  $   2.50    $   5.93(2)  $  (1.89)   $   (.78)   $   (7.79)
  Loss from discontinued operations...  $     --    $     --     $     --    $     --    $   (1.39)
  Extraordinary item..................  $     --    $     --     $     --    $     --    $     .17
  Net income (loss)...................  $   2.50    $   5.93(2)  $  (1.89)   $   (.78)   $   (9.01)
DIVIDENDS PER COMMON
  SHARE...............................  $     --    $     --     $     --    $     --    $      --
TOTAL ASSETS..........................  $747,951    $678,846     $543,471    $609,804    $ 620,609
                                        ========    ========     ========    ========    =========
TOTAL SHORT-TERM DEBT (3).............  $ 18,656    $ 20,566     $193,572    $206,226    $ 231,998
                                        ========    ========     ========    ========    =========
TOTAL LONG-TERM DEBT (3)..............  $304,272    $313,039     $156,413    $199,825    $ 208,488
                                        ========    ========     ========    ========    =========

- ---------------
(1) Income (loss) per common and common equivalent share has been computed using the weighted average number of common and common equivalent shares outstanding, assuming the new capital structure had been effective as of the beginning of all periods presented. This differs from historical primary and fully diluted income (loss) per common and common equivalent share previously reported (based on the Company's former capital structure) for the years ended December 31, 1992, 1991, and 1990 of $(.47), $(.20), and
    $(2.27), respectively. The Company believes that earnings per common share information for 1992, 1991, and 1990 is of limited use and relevance in view of the significant changes in ownership of the Company's capital stock and the Company's capital structure which occurred in 1993 under the Plan.
                                             (Notes continued on following page)

(2) Primary and fully diluted income per share in 1993 were $2.29 per share and $2.21 per share, respectively, excluding $3.87 primary income per share and $3.72 fully diluted income per share, respectively, due to the decrease in the deferred tax asset valuation allowance. See Note 4 of Notes to Consolidated Financial Statements.

(3) Includes unsecured debt of $266,635,000 at December 31, 1992 which was exchanged for a combination of cash and equity securities, and secured debt of $5,213,000 at December 31, 1992 which was either reinstated or the property securing the debt was deeded to the lenders in full satisfaction of the debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The historical financial statements for the years ended December 31, 1993 and 1992 include certain expenses and write-offs related to the Cases and the Plan and do not include certain interest charges on the Company's unsecured debt which was stayed during the pendency of the Cases.

                                    HOUSING

     The following table sets forth certain financial information for the Company's housing segment for the periods indicated (dollars in thousands, except average sales price):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Revenues --
      Single-family homes..............................  $964,751     $789,474     $669,693
      Land and other...................................    17,627        9,476        9,522
                                                         --------     --------     --------
              Total....................................  $982,378     $798,950     $679,215
                                                         ========     ========     ========
    Single-family homes --
      Gross margin amount..............................  $156,982     $127,901     $108,851
      Gross margin percentage..........................      16.3%        16.2%        16.3%
      Units delivered..................................     6,387        5,586        4,940
      Average sales price..............................  $151,000     $141,300     $135,600
      New orders taken.................................     6,234        6,418        5,189
      Backlog at end of year...........................     2,551        2,704        1,845
    Selling, general and administrative expenses as a
      percentage of housing revenues...................      11.0%        11.0%        12.0%
    Interest expense --
      Paid or accrued..................................  $ 30,820     $ 22,105     $ 14,462
      Capitalized......................................  $ 30,820     $ 21,920     $ 13,210
      Percentage capitalized...........................       100%        99.2%        91.3%
    Capitalized interest included in cost of sales.....  $ 28,871     $ 22,342     $ 23,338

REVENUES AND GROSS MARGIN

     Revenues from sales of single-family homes for 1994 increased 22% from 1993. The increase resulted from a 14% increase in the number of housing units delivered and a 7% increase in the average sales price. Revenues from sales of single-family homes for 1993 increased 18% from 1992, resulting primarily from a 13% increase in the number of housing units delivered and a 4% increase in the average sales price.

     The increase in units delivered in 1994 was primarily attributable to an improved backlog level at December 31, 1993 when compared to the backlog level at December 31, 1992. The increase in units delivered in 1993 was primarily attributed to a continuation of generally improved industry conditions, as well as increases in the Company's market share in many of its housing markets. The increases in the average sales prices in 1994 and 1993 were primarily due to price increases.

     The gross margin percentage was essentially unchanged over the three year period as the Company was able to increase sales prices in the three year period to offset cost increases.

     New orders taken in 1994 decreased 3% from 1993. The decline in new orders in 1994 occurred in the second half of the year and was attributable to the increases in mortgage interest rates caused by Federal Reserve actions in the last three quarters of 1994. New orders taken in 1993 increased 24% from 1992 attributable primarily to a continuation of generally improved industry conditions.

     If mortgage interest rates in 1995 continue at the present level or increase, new orders in 1995 from the Company's current communities may be less than new orders in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     As a percentage of housing revenues, selling, general and administrative expenses were 11% in both 1994 and 1993 as compared to 12% in 1992. Actual selling, general and administrative expense for 1994 increased $19.5 million compared to 1993. This increase was attributable to increases in volume-related expenses ($6.5 million) resulting from the increase in deliveries in 1994 when compared to 1993 and increases in other selling, general and administrative expenses resulting from increased activities and earnings. Similarly, selling, general and administrative expenses increased by $6.7 million in 1993 compared to 1992, due to increases in volume-related expenses ($4.4 million) resulting from increases in deliveries in 1993 when compared to 1992 and increases in other selling, general and administrative expenses resulting from increased activities and earnings.

INTEREST EXPENSE

     Interest paid and accrued for 1994 increased approximately 39% compared to 1993 and increased approximately 53% in 1993 compared to 1992. The increase in 1994 over 1993 was primarily due to interest on a majority of the Company's debt in the first six months of 1993 being stayed during the pendency of the Cases, while the increase in 1993 over 1992 was primarily due to the sale of the 9.75% senior notes in June 1993 and the 4.875% convertible subordinated debentures in November 1993. The increase in the percentage of interest capitalized for 1993 over 1992 was primarily due to an increase in the amount of assets qualifying for interest capitalization.

REORGANIZATION ITEMS, NET

     Reorganization items in 1993 and 1992 represent expenses (primarily professional and other fees) incurred by the Company resulting from the Cases and are specific to the reorganization process. Pursuant to the Plan, the Company issued 140,000 shares of common stock on June 21, 1993 to corporate officers and certain other key employees for services rendered in connection with the reorganization of the Company. The Company has reflected the issuance as an increase in stockholders' equity and an offsetting charge to earnings of $2.9 million based upon the market price of the common stock on June 21, 1993.

     In connection with implementing the Plan, the Company recorded a $42.4 million provision in the fourth quarter of 1992 to reflect the impact of the Plan on land utilization and its estimated net realizable value which amount has been included in "Reorganization Items" in the Consolidated Statements of Operations.

                               FINANCIAL SERVICES

REVENUES

     Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1994        1993        1992
                                                            --------    --------    --------
    U.S. Home Mortgage Corporation and Subsidiaries.......  $ 9,885     $10,303     $ 7,828
    Other financial services subsidiaries.................    3,048       2,824       2,857
                                                            -------     -------     -------
                                                            $12,933     $13,127     $10,685
                                                            =======     =======     =======

     Mortgage provides financing primarily to purchasers of homes sold by the Company's housing operations through origination of residential mortgage loans and engages in the sale of such mortgages and related servicing rights to unaffiliated investors. Mortgage's operations are affected, among other things, by general economic conditions, consumer confidence and interest rate volatility. These factors, together with the number of homes delivered by the Company, affect the volume of loan originations which in turn impact the resulting volume of mortgages and servicing rights for sale.

     The decrease in Mortgage's revenues for 1994 from 1993 was primarily due to decreased marketing income as a result of increased pricing competition and volatility in the secondary mortgage markets. The increase in Mortgage's revenues for 1993 from 1992 was primarily due to an increase in the number of residential mortgage loan originations. This increase was primarily due to an increase in the number of Company homes deliveries financed by Mortgage.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses in 1994 increased $1.9 million from 1993 which had increased $.5 million from 1992. The increase in 1994 was due in part to nonrecurring transactions which reduced general and administrative expenses in 1993 by approximately $1.0 million. The balance of the increase in 1994 was primarily due to Mortgage opening additional branch and satellite offices in the last half of 1993 and early 1994. The increase in 1993, which was offset in part by the nonrecurring transactions referred to above, was due to the opening of additional Mortgage offices in the last half of 1993 and an increase in Mortgage's staffing as a result of increased volume of activities.

INTEREST EXPENSE

     Interest expense in 1994 decreased approximately 58% from 1993 which was approximately the same as 1992. The decrease in 1994 was due to a decrease in the average short-term borrowings.

FINANCIAL CONDITION AND LIQUIDITY

                                    HOUSING

     The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and periodic borrowings under its financing facilities. The Company expects, on a long-term basis, that operations will generate cash to meet substantially all of its housing cash flow needs and that a financing facility, such as the $95 million secured revolving working capital facility (the "Working Capital Facility") with General Electric Capital Corporation ("GECC"), would be utilized to meet peak operating needs. The Company does not anticipate that the borrowing base requirements of the Working Capital Facility will restrict the Company's ability to borrow under such Facility. See Note 2 of Notes to Consolidated Financial Statements. The Company employs various operational guidelines to reduce initial cash requirements with respect to investments in land, thereby increasing its financial flexibility and reducing its risk by limiting the amount invested in land owned directly by the Company. The Company intends to continue, where possible, to use Company-owned lots in inventory to generate additional cash flow and to continue to emphasize land acquisitions using rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots for a fixed price on a scheduled or "as needed" basis. The Company believes that these steps result in reduced carrying costs and limited exposure to market changes and direct land investments. The increase in the land inventories in 1994 from 1993 was primarily the result of increased activities, including expansion of the retirement and active-adult/second home communities which will continue into 1995.

     The net cash provided or used by the operating, investing and financing activities of the housing operations for the years ended December 31, 1994, 1993 and 1992 is summarized below (dollars in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Net cash provided (used by):
      Operating activities.............................  $(17,887)    $(61,613)    $ 46,951
      Investing activities.............................    (1,676)       1,520          973
      Financing activities.............................    (3,445)      70,262      (48,759)
                                                         --------     --------     --------
    Net increase (decrease) in cash....................  $(23,008)    $ 10,169     $   (835)
                                                         ========     ========     ========

     Housing operations are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing operating activities used less cash in 1994 than in 1993 primarily due to an increase in the number of housing units delivered offset in part by an increase in construction and land asset activities. Housing operating activities used cash during 1993 compared to providing cash in 1992 primarily due to an increase in the number of housing units under construction, land and finished lot option deposit payments and reorganization expense payments, offset in part by an increase in the number of housing units delivered.

     Cash flow from housing financing activities for 1994 was used for the repayment of notes and mortgages payable, offset by net borrowings under the Working Capital Facility. Cash flow from housing financing activities for 1993 was provided by the net proceeds from the sale of the Company's 9.75% senior notes and 4.875% convertible subordinated debentures, offset by the payment of reorganization debt and liabilities and the repayment of the postpetition credit facility with GECC. Cash flow from housing financing activities for 1992 was used for the repayment of reorganization secured debt and certain outstanding amounts under the postpetition credit facility with GECC.

     The Company anticipates that cash flow from operations and amounts available under the Working Capital Facility will be sufficient to meet its working capital obligations.

                               FINANCIAL SERVICES

     Mortgage's activities represent a substantial portion of the financial services segment's activities. As loan originations by Mortgage are primarily from homes sold by the Company's home building operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

     The Company finances its financial services operations primarily from internally generated funds, such as the origination and sale of residential mortgage loans and related servicing rights, and short-term debt. As more fully discussed in Note 2 of Notes to Consolidated Financial Statements, the short-term debt consists of a $25 million secured revolving line of credit entered into by Mortgage in April 1992, as amended (the "Mortgage Credit Facility"). At December 31, 1994, $10.0 million was outstanding under the Mortgage Credit Facility. The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

     The Mortgage Credit Facility bears interest at the greater of a premium over the London Interbank Offered Rate or a premium over a composite rate for dealer-placed 30-day commercial paper and matures on August 31, 1995. Certain residential mortgage loans have been pledged as collateral to secure Mortgage's obligations under the Mortgage Credit Facility. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Report of Independent Public Accountants............................................   20
  Consolidated Balance Sheets -- December 31, 1994 and 1993...........................   21
  Consolidated Statements of Operations -- For the Years Ended December 31, 1994,
     1993 and 1992....................................................................   22
  Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1994,
     1993 and 1992....................................................................   23
  Consolidated Statements of Stockholders' Equity -- For the Years Ended December 31,
     1994, 1993 and 1992..............................................................   24
  Notes to Consolidated Financial Statements..........................................   25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of U.S. Home Corporation:

     We have audited the accompanying consolidated balance sheets of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                              /s/  ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                                   ARTHUR ANDERSEN LLP

Houston, Texas
February 8, 1995

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                                     1994         1993
                                                                                   --------     --------
                                    ASSETS
HOUSING:
  Cash (including restricted funds of $614 and $698).............................  $  1,148     $ 15,192
  Receivables, net...............................................................    22,219       14,027
  Single-family housing inventories..............................................   576,779      491,620
  Option deposits on real estate.................................................    53,621       34,618
  Deferred tax asset.............................................................    13,727       33,527
  Other assets...................................................................    41,869       33,019
                                                                                   --------     --------
                                                                                    709,363      622,003
                                                                                   --------     --------
FINANCIAL SERVICES:
  Cash (including restricted funds of $4,051 and $4,403).........................     5,567        5,738
  Residential mortgage loans.....................................................    24,672       38,412
  Other assets...................................................................     8,349       12,693
                                                                                   --------     --------
                                                                                     38,588       56,843
                                                                                   --------     --------
                                                                                   $747,951     $678,846
                                                                                   =========    =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
HOUSING:
  Current Liabilities --
    Short-term debt..............................................................  $  8,642     $     --
    Current maturities of long-term debt.........................................    10,572        8,093
    Accounts payable.............................................................    85,581       47,997
    Accrued expenses and other current liabilities...............................    40,497       30,701
                                                                                   --------     --------
                                                                                    145,292       86,791
  Long-Term Debt.................................................................   292,666      303,844
                                                                                   --------     --------
                                                                                    437,958      390,635
                                                                                   --------     --------
FINANCIAL SERVICES:
  Current Liabilities --
    Short-term debt..............................................................    10,014       20,566
    Accrued expenses and other current liabilities...............................     7,481        9,504
                                                                                   --------     --------
                                                                                     17,495       30,070
  Long-Term Debt.................................................................     1,034        1,102
                                                                                   --------     --------
                                                                                     18,529       31,172
                                                                                   --------     --------
         Total Liabilities.......................................................   456,487      421,807
                                                                                   --------     --------
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $25 per share redemption value, 518,772 and
    1,954,730 shares outstanding at December 31, 1994 and 1993...................    12,969       48,868
  Common Stock, 10,909,860 and 9,389,116 shares outstanding at December 31, 1994
    and 1993.....................................................................       109           94
  Capital in Excess of Par Value.................................................   340,673      303,193
  Retained Earnings (Deficit)....................................................   (62,287)     (95,116)
                                                                                   --------     --------
         Total Stockholders' Equity..............................................   291,464      257,039
                                                                                   --------     --------
                                                                                   $747,951     $678,846
                                                                                   ========     ========

      The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1994         1993         1992
                                                             --------     --------     --------
HOUSING:
  Operating Revenues.......................................  $982,378     $798,950     $679,215
                                                             --------     --------     --------
  Operating Costs and Expenses --
     Cost of products sold.................................   823,597      668,706      567,970
     Selling, general and administrative...................   107,736       88,229       81,575
     Interest, net.........................................        --          185        1,252
                                                             --------     --------     --------
                                                              931,333      757,120      650,797
                                                             --------     --------     --------
  Housing Operating Income.................................    51,045       41,830       28,418
                                                             --------     --------     --------
FINANCIAL SERVICES:
  Operating Revenues.......................................    12,933       13,127       10,685
                                                             --------     --------     --------
  Operating Costs and Expenses --
     General and administrative............................    10,915        9,049        8,523
     Interest..............................................       537        1,268        1,231
                                                             --------     --------     --------
                                                               11,452       10,317        9,754
                                                             --------     --------     --------
  Financial Services Operating Income......................     1,481        2,810          931
                                                             --------     --------     --------
INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES........    52,526       44,640       29,349
                                                             --------     --------     --------
REORGANIZATION ITEMS:
  Impact of Plan on Land Utilization, net..................        --           --       42,368
  Other....................................................        --        6,915        8,335
                                                             --------     --------     --------
                                                                   --        6,915       50,703
                                                             --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAXES..........................    52,526       37,725      (21,354)
                                                             --------     --------     --------
PROVISION FOR INCOME TAXES --
  Federal and State Income Taxes...........................    19,697       11,034           --
  Decrease in Deferred Tax Asset Valuation Allowance.......        --      (45,000)          --
                                                             --------     --------     --------
                                                               19,697      (33,966)          --
                                                             --------     --------     --------
NET INCOME (LOSS)..........................................  $ 32,829     $ 71,691     $(21,354)
                                                             ========     ========     ========
INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
  Primary..................................................  $   2.89     $   6.16     $  (1.89)
                                                             ========     ========     ========
  Fully Diluted............................................  $   2.50     $   5.93     $  (1.89)
                                                             ========     ========     ========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                             1994          1993          1992
                                                           ---------     ---------     --------
Cash Flows From Operating Activities:
  Net income (loss)......................................  $  32,829     $  71,691     $(21,354)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
       Decrease in deferred tax asset....................     22,125         9,148           --
       Decrease in deferred tax asset valuation
          allowance......................................         --       (45,000)          --
       Noncash reorganization items......................         --         2,940       42,368
       Other, net (principally depreciation and
          amortization)..................................      4,578         9,060       11,519
       Changes in assets and liabilities --
       Decrease (increase) in receivables, inventories
          and other assets...............................   (107,200)      (98,926)        (944)
       Increase (decrease) in accounts payable and
          accrued liabilities............................     48,662       (20,456)      12,105
                                                           ---------     ---------     --------
  Net cash provided (used) by operating activities.......        994       (71,543)      43,694
                                                           ---------     ---------     --------
Cash Flows From Investing Activities:
  Decrease in restricted cash............................        436         4,098        2,347
  Purchase of property, plant and equipment, net of
     disposals...........................................     (2,034)       (2,273)        (349)
  Proceeds from investments in mortgages.................        868         1,015        4,810
  Other..................................................         22          (353)         281
                                                           ---------     ---------     --------
  Net cash provided (used) by investing activities.......       (708)        2,487        7,089
                                                           ---------     ---------     --------
Cash Flows From Financing Activities:
  Repayment of short-term debt, net of proceeds..........     (2,410)      (12,095)     (11,755)
  Net proceeds from sale of senior notes and convertible
     subordinated debentures.............................         --       271,800           --
  Long-term debt assumed.................................      1,037            --           --
  Repayment of long-term debt............................    (12,692)      (17,022)     (31,340)
  Payment of liabilities subject to compromise...........         --      (166,020)          --
                                                           ---------     ---------     --------
  Net cash provided (used) by financing activities.......    (14,065)       76,663      (43,095)
                                                           ---------     ---------     --------
Net Increase (Decrease) In Cash..........................    (13,779)        7,607        7,688
Cash At Beginning Of Year................................     15,829         8,222          534
                                                           ---------     ---------     --------
Cash At End Of Year......................................  $   2,050     $  15,829     $  8,222
                                                           =========     =========     ========
Supplemental Disclosure:
  Interest paid, before amount capitalized --
     Housing.............................................  $  30,559     $  30,384     $ 19,070
     Financial Services..................................        572         1,302        1,260
                                                           ---------     ---------     --------
                                                           $  31,131     $  31,686     $ 20,330
                                                           =========     =========     ========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                            COMMON STOCK          CONVERTIBLE     CAPITAL IN     RETAINED
                                        ---------------------      PREFERRED      EXCESS OF      EARNINGS
                                        $.10 PAR     $.01 PAR        STOCK        PAR VALUE      (DEFICIT)
                                        --------     --------     -----------     ----------     ---------
BALANCE AT DECEMBER 31, 1991..........  $  4,531       $ --        $      --       $ 216,322     $(145,453)
Net loss for the year.................        --         --               --              --       (21,354)
                                        --------     --------     -----------     ----------     ---------
BALANCE AT DECEMBER 31, 1992..........     4,531         --               --         216,322      (166,807)
Common and convertible redeemable
  preferred stock issued in connection
  with the Plan (8,524,468 shares and
  2,816,762 shares, respectively).....    (4,531)        85           70,419          65,277            --
Conversion of convertible redeemable
  preferred stock to common stock
  (862,032 shares)....................        --          9          (21,551)         21,542            --
Other.................................        --         --               --              52            --
Net income for the year...............        --         --               --              --        71,691
                                        --------     --------     -----------     ----------     ---------
BALANCE AT DECEMBER 31, 1993..........        --         94           48,868         303,193       (95,116)
Conversion of convertible redeemable
  preferred stock to common stock
  (1,435,835 shares)..................        --         14          (35,896)         35,882            --
Issuance of common stock under
  incentive bonus program (29,046
  shares).............................        --         --               --             740            --
Contribution of common stock issued to
  profit sharing plan (55,000
  shares).............................        --          1               --             847            --
Other.................................        --         --               (3)             11            --
Net income for the year...............        --         --               --              --        32,829
                                        --------     --------     -----------     ----------     ---------
BALANCE AT DECEMBER 31, 1994..........  $     --       $109        $  12,969       $ 340,673     $ (62,287)
                                         =======     ======         ========        ========     =========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

GENERAL

  Nature of Operations

     The Company is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 190 new home communities in 31 metropolitan areas in 12 states. The Company offers a wide variety of moderately-priced homes that are designed to appeal to the affordable, move-up and retirement and active-adult/second home buyers. In addition to building and selling single-family homes, the Company provides mortgage banking services to its customers. The Company originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements for 1993 and 1992 have been conformed to the format used in 1994.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company is engaged in two related industry segments, the on-site development of single-family residential communities and financial services. Identifiable assets and the results of operations of the Company's segments are reported in the consolidated balance sheets and consolidated statements of operations. Capital expenditures, depreciation and amortization expense for the years ended December 31, 1994, 1993 and 1992 were insignificant.

  Income (Loss) Per Share

     Primary income (loss) per common and common equivalent share has been computed using the weighted average number of common and common equivalent shares outstanding, assuming the new capital structure (see Note 6) had been effective as of the beginning of all periods presented. This differs from historical loss per common and common equivalent share for 1992 of $.47, previously reported (based on the Company's former capital structure and 45,312,508 shares of common stock, $.10 par value per share, outstanding at December 31, 1992). In management's opinion, per share information prior to the Company's emergence from Chapter 11 is of limited use or relevance given the significant changes in ownership and the Company's capital structure which occurred as a result of the Company's reorganization pursuant to the Plan (see
Note 5).

     The weighted average number of common and common equivalent shares outstanding for primary income per share include the dilutive effect of the convertible redeemable preferred stock and Class B warrants and the assumed exercise of stock options for periods subsequent to June 21, 1993 (based on the average stock price for the periods). No effect was given to the shares that would be issuable on exercise of the warrants and stock options in 1994, since they would be antidilutive or immaterial. Fully diluted income per share includes the assumed conversion of the convertible subordinated debentures in 1994 and 1993 and the dilutive effect of the Class B warrants and stock options (based on the higher year-end stock price) in 1993.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

The following weighted average number of common and common equivalent shares were used to compute income (loss) per share:

                                                        1994          1993          1992
                                                     ----------    ----------    ----------
    Primary........................................  11,366,810    11,631,071    11,284,885
    Fully diluted..................................  13,620,331    12,110,237    11,284,885

  Cash Equivalents

     The Company considers all short-term investments with an initial maturity of less than 90 days to be cash equivalents.

  Financial Instruments

     The Company believes that fair value approximates recorded values for such financial instruments as cash and cash equivalents, trade receivables and payables, short-term debt and option deposits because of the typically liquid, short-term nature, market rate terms and lack of specific concentration of these instruments.

     The Company's senior notes and convertible subordinated debentures are fixed rate instruments with yields which are currently below the prevailing rates. These instruments trade at a discount; however, the actual amount of the discount or the fair value of the instruments can not be determined as neither of these instruments are actively traded on the open market. The Company does not presently intend to repurchase any of these instruments prior to maturity. In addition, the Working Capital Facility (see Note 2) prohibits the Company from repurchasing any of these instruments.

     The fair value of the Company's residential mortgage loans approximate their carrying value as such loans are packaged and sold to investors generally within 30 days after home delivery. Additionally, a significant portion of the Company's interest rate risk associated with and generated by these loans is mitigated by the use of forward delivery contracts and commitments. See Hedging Contracts below.

HOUSING

  Sales and Profit Recognition

     Profit is recognized from the sale of real estate at time of closing, i.e., when sufficient down payment has been made; any financing has been arranged; title, possession and other attributes of ownership have been transferred to the buyer; and the Company is not obligated to perform additional significant activities after the sale.

  Inventories and Valuation

     The components of single-family housing inventories are as follows (dollars in thousands):

                                                                       1994         1993
                                                                     ---------    ---------
    Housing completed and under construction.......................  $ 224,870    $ 193,827
    Models.........................................................     47,914       34,366
    Finished lots..................................................    118,508       83,140
    Land under development.........................................     60,809       58,824
    Raw land held for development or sale..........................    124,678      121,463
                                                                     ---------    ---------
                                                                     $ 576,779    $ 491,620
                                                                     =========    =========

     The cost of acquiring and developing land and constructing certain applicable amenities are allocated to the related parcels. The Company records land inventories held for sale or investment at the lower of cost or

                     U.S. HOME CORPORATION AND SUBSIDIARIES
net realizable value. Net realizable value differs from market value in that, among other things, market value assumes a cash sale under current market conditions, considers a potential purchaser's requirement for future profit and discounts the timing of estimated future cash receipts, whereas net realizable value is the price obtainable in the future based on the current intended use of the land, net of disposal and holding costs, without provision for future profits or discounting future cash flow to present value. Housing inventories are recorded using the specific identification method at the lower of cost or net realizable value. Excluding the $42,368,000 provision recorded in the fourth quarter of 1992 (see Note 5), provisions to reduce land and housing inventories to the lower of cost or net realizable value for 1994, 1993 and 1992 were not significant. Total land and housing reserves were $35,417,000, $48,362,000 and $59,777,000 at December 31, 1994, 1993 and 1992, respectively.

     During 1993 and 1992, the Company completed several exchanges of land assets with third parties totaling approximately $5,697,000 and $22,300,000, respectively, in which the Company received land suitable for single-family detached homes, which can be more readily developed and sold, in return for land zoned primarily for commercial use and single-family attached homes for which the Company had no near-term plans to utilize. The exchanges are treated as non-cash transactions for purposes of the consolidated statements of cash flow.

  Capitalization Period

     Interest is capitalized on land, finished building lots and single-family residential housing construction costs during the development and construction period. Interest is capitalized to eligible assets using an allocation method based on the Company's actual interest costs. A summary of interest for 1994, 1993 and 1992 follows:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Capitalized at beginning of year --
      U.S. Home........................................  $ 55,580     $ 57,474     $ 92,898
      Joint ventures consolidated......................        --        1,234           --
                                                         --------     --------     --------
                                                           55,580       58,708       92,898
                                                         --------     --------     --------
    Paid and accrued...................................    30,820       22,105       14,462
    Expensed...........................................        --         (185)      (1,252)
                                                         --------     --------     --------
    Capitalized........................................    30,820       21,920       13,210
    Included in cost of sales..........................   (28,871)     (22,342)     (23,338)
    Included in reorganization items, asset write-downs
      and other........................................    (1,447)      (2,706)     (25,296)
                                                         --------     --------     --------
    Capitalized at end of year.........................  $ 56,082     $ 55,580     $ 57,474
                                                         ========     ========     ========

     Under Chapter 11 ("Chapter 11") of title 11 of the United States Code, interest on the Company's unsecured debt was stayed, while the Company was in reorganization (April 1991 to June 1993). Had the accrual of interest not been stayed, paid and accrued interest for 1993 and 1992 would have been increased by approximately $12,000,000 and $26,400,000, respectively, and interest expense for 1993 and 1992 would have been increased by approximately $1,300,000 and $5,900,000, respectively.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

FINANCIAL SERVICES

  Revenue Recognition

     The sale of loans and loan servicing rights is recognized when the closed loans are sold and delivered to an investor. During the years ended December 31, 1994, 1993 and 1992, revenues included net gains (losses) from the sale of loans of $(831,000), $(262,000) and $(655,000), respectively, and net gains from the sale of servicing of $4,212,000, $3,829,000 and $3,189,000 respectively.

  Residential Mortgage Loans

     Residential mortgage loans held for sale ($16,235,000 at December 31, 1994) are included in the accompanying consolidated balance sheets at the lower of cost or market on an aggregate basis. The Company estimates the fair value of residential mortgage loans held at December 31, 1994 approximated recorded value based on quoted market prices (at December 31, 1994) for similar loans sold either on a whole loan basis or pooled and sold as collateral for mortgage-backed securities.

  Hedging Contracts

     The Company manages its interest rate market risk on the inventory loans held for sale and its estimated future commitments to originate and close mortgage loans at fixed prices ("Loan Quotes") through hedging techniques by regularly entering into either fixed price mandatory forward delivery contracts ("Forward Contracts") to sell mortgage-backed securities to security dealers or fixed price forward delivery commitments ("Forward Commitments") to sell specific whole loans to investors on a mandatory or best efforts basis ("Forward Contracts" and "Forward Commitments" collectively "Hedging Contracts"). The Company records the inventory of residential mortgage loans at the lower of cost or market on an aggregate basis after considering any market value changes in the inventory loans, Loan Quotes and Hedging Contracts. See Note 9.

(2) SHORT-TERM DEBT

     Short-term debt consists of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Housing --
      Revolving working capital facility.............................  $ 7,553     $    --
      Other short-term debt..........................................    1,089          --
                                                                       -------     -------
                                                                         8,642          --
    Financial Services...............................................   10,014      20,566
                                                                       -------     -------
    Total short-term debt............................................  $18,656     $20,566
                                                                       =======     =======

     The revolving working capital agreement, as amended (the "Working Capital Facility") consists of a $95,000,000 secured financing agreement with General Electric Capital Corporation ("GECC") of which $25,000,000 may be used for letter of credit obligations. The Working Capital Facility bears interest at a premium over the GECC composite commercial paper rate and matures on June 20, 1997.

     In accordance with the Working Capital Facility, the Company has provided GECC liens on its cash, personal property and certain finished lots and single-family housing units, including models, with a cost of approximately $154,200,000 at December 31, 1994. This collateral has provided the Company with an estimated available borrowing base capacity of $95,000,000 at December 31, 1994, of which $13,687,000 was outstanding, including $6,134,000 of letter of credit obligations. The Working Capital Facility contains

                     U.S. HOME CORPORATION AND SUBSIDIARIES
numerous real estate and financial covenants, including an inventory-to-backlog ratio and restrictions on the incurring of additional debt, creation of liens and the purchase of land.

     Financial services short-term debt consists of an agreement with a financial institution which, as amended, provides the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), with a $25,000,000 secured revolving line of credit (the "Mortgage Credit Facility"). The Mortgage Credit Facility, which is not guaranteed by the Company, matures on August 31, 1995 and bears interest at the greater of a premium over the London Interbank Offered Rate or a premium over a composite rate for dealer-placed 30-day commercial paper. Certain residential mortgage loans have been pledged as collateral to secure Mortgage's obligations under the Mortgage Credit Facility. The Company expects the Mortgage Credit Facility to be extended or, replaced by a credit facility similar to the terms and conditions of its present credit facility.

     The maximum and average amounts of short-term borrowings from banks and other financial institutions (excluding short-term debt subject to compromise in 1993 and 1992) outstanding at any time and the weighted average interest rates, without giving effect to commitment fees, during 1994, 1993 and 1992 were (dollars in thousands):

                                                             1994        1993        1992
                                                            -------     -------     -------
    Housing --
      Maximum amount......................................  $34,600     $60,900     $59,400
      Average amount......................................  $10,700     $34,900     $47,500
      Average rate........................................      9.2%        8.3%        9.0%
    Financial Services --
      Maximum amount......................................  $21,600     $32,600     $22,800
      Average amount......................................  $ 5,600     $16,200     $11,100
      Average rate........................................      6.3%        6.6%        7.5%

Computations of the weighted average interest rates were made based upon the weighted average of outstanding loan balances during the respective years.

(3) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Housing --
      Notes and mortgage notes payable.............................  $ 23,238     $ 31,937
      9.75% Senior notes due 2003..................................   200,000      200,000
      4.875% Convertible subordinated debentures due 2005..........    80,000       80,000
                                                                     --------     --------
                                                                      303,238      311,937
      Less -- Current maturities...................................   (10,572)      (8,093)
                                                                     --------     --------
                                                                      292,666      303,844
    Financial Services.............................................     1,034        1,102
                                                                     --------     --------
    Total long-term debt...........................................  $293,700     $304,946
                                                                     ========     ========

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     Housing notes and mortgage notes payable are primarily for the acquisition and development of land, with interest rates ranging from 6.0% to 10.25%. Assets pledged as collateral under these agreements totaled approximately $71,000,000 at December 31, 1994.

     In June 1993, the Company completed the sale of its 9.75% senior notes due June 15, 2003. Interest is payable semi-annually. On or after June 15, 1998, the senior notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 103.656% (during the 12 month period ending June 14, 1999) to 100% (on and after June 15, 2001) of the principal amount thereof, together with accrued and unpaid interest. The indenture relating to the senior notes contains numerous covenants, including a minimum tangible net worth requirement and a limitation on the incurring of additional debt.

     In November 1993, the Company completed the sale of its 4.875% convertible subordinated debentures due November 1, 2005. Interest is payable semi-annually. The debentures are convertible at any time at the option of the holder into common stock at a conversion price of $35.50 per share, subject to adjustment under certain conditions. On or after November 1, 1996, the debentures may be redeemed at the option of the Company, in whole or in part, at prices ranging from 103.25% (during the 12 month period ending October 31, 1997) to 100% (on or after November 1, 2004) of the principal amount thereof, together with accrued and unpaid interest.

     Upon a change of control of the Company, holders of the senior notes and the debentures will have the right to require the Company to redeem the senior notes and debentures at a price of 101% of the principal amount of the senior notes and 100% of the principal amount of the debentures, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available to make the required repurchases if a change of control occurs. In addition, the Working Capital Facility prohibits the Company from repurchasing the senior notes and debentures prior to the termination of the Working Capital Facility.

     At December 31, 1994, housing long-term debt matures as follows:
$10,572,000 in 1995, $7,262,000 in 1996, $4,379,000 in 1997, $36,000 in 1998,
$39,000 in 1999, $950,000 in 2000, $200,000,000 in 2003 and $80,000,000 in 2005.

(4) INCOME TAXES

     The Company and its subsidiaries file consolidated federal income tax returns.

     The components of the provision for income taxes consisted of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1994         1993       1992
                                                              -------     --------     ----
                                                                 (DOLLARS IN THOUSANDS)
    Current --
      Federal...............................................  $   730     $    555     $ 33
      State.................................................       70          345        2
                                                              -------     --------     ----
                                                                  800          900       35
                                                              -------     --------     ----
    Deferred --
      Federal...............................................   16,866        9,078      (33)
      State.................................................    2,031        1,056       (2)
                                                              -------     --------     ----
                                                               18,897       10,134      (35)
                                                              -------     --------     ----
    Decrease in valuation allowance.........................       --      (45,000)      --
                                                              -------     --------     ----
              Total provision...............................  $19,697     $(33,966)    $ --
                                                              =======     ========     ====

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     Deferred income taxes are determined based upon the difference between the financial statements and the tax basis of assets and liabilities and available net operating loss carryforward ("NOL").

     When the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1992, a valuation allowance was provided for the total amount of deferred tax assets attributable to the NOL because the Company was precluded from recognizing the tax benefit of the NOL during the pendency of the Cases. Subsequent to emerging from Chapter 11, the Company concluded that it would, based on the Company's historical and current pretax earnings (adjusted for reorganization items) and business plans, more likely than not be able to realize substantially all of the benefit associated with deferred tax assets. Accordingly, during the six months ended December 31, 1993, the Company reduced its valuation allowance by $45,000,000 (based on 39.0% effective tax rate), resulting in a reduction of the Company's provision for income taxes and recognition of a deferred tax asset in the same amount, which amount has been reduced to approximately $13,700,000 at December 31, 1994 as a result of pretax income generated during 1994 and the last six months of 1993. The decrease in the deferred tax asset valuation allowance increased primary and fully diluted income per share in 1993 by $3.87 per share and $3.72 per share, respectively.

     At December 31, 1994, the Company has a net deferred tax asset of $38,400,000, which is comprised of deferred tax assets of $54,800,000 (including $16,300,000 relating to land and housing reserves which were expensed for financial reporting purposes but deferred for federal income tax reporting purposes and $24,200,000 relating to the Company's NOL) and deferred tax liabilities of $16,400,000 (including $13,100,000 relating to interest expense capitalized for financial reporting purposes but expensed for federal income tax reporting purposes). At December 31, 1993, deferred tax assets and deferred tax liabilities were $54,800,000 and $15,700,000, respectively, and were primarily attributable to the same items as noted above. At December 31, 1994 and 1993, valuation allowances totaling $22,200,000 and $4,400,000, respectively, had been provided against the existing net deferred tax asset. The increase in the valuation allowance in 1994 relates to the increase in the NOL resulting from deductions taken in the 1993 tax returns. The NOL will reduce taxable income when it is realized unless the valuation allowance is reduced at an earlier date due to a change in circumstances.

     At December 31, 1994, the Company has available an NOL of approximately $98,400,000 which expires in the years 2000 through 2008. In addition, the Company has a credit for alternative minimum tax ("AMT") paid ($2,000,000 at December 31, 1994) which can be carried forward and be used to reduce regular taxes payable in excess of AMT in future years.

     Pretax income of approximately $35,200,000 will have to be generated during the NOL carryforward period for the Company to fully utilize the remaining deferred tax asset at December 31, 1994.

     As a result of the Company's recognition of the deferred tax asset attributable to its NOL, effective July 1, 1993 (and for all future periods), the Company began providing income taxes based on its effective tax rate. Excluding the decrease in deferred tax asset valuation allowance in 1993, the following table reconciles the statutory federal income tax rate to the effective income tax rate for:

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                    1994     1993     1992
                                                                    ----     ----     -----
    Tax provision (benefit) at statutory rate.....................  35.0%    35.0%    (34.0)%
    Increases (decreases) in taxes resulting from --
      State and local income taxes, net of federal income tax
         provision................................................   4.0      4.0      (4.0)
      Utilization of net operating loss carryforward in first half
         of 1993..................................................    --     (9.8)       --
      Benefit of net operating loss carryforward not currently
         recognized...............................................    --       --      37.8
      Other, net..................................................  (1.5)      --        .2
                                                                    ----     ----     -----
    Effective rate................................................  37.5%    29.2%       --%
                                                                    ====     ====     =====

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(5) REORGANIZATION AND EMERGENCE FROM CHAPTER 11

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

     Under the Plan, creditors received 4,873,650 shares of common stock and 2,816,762 shares of convertible redeemable preferred stock and pre-Effective Date stockholders received 3,510,818 shares of common stock and warrants (exercisable at $20 per share), which, if fully exercised, would result in the issuance of an additional 1,904,757 shares of the Company's common stock.

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

     In connection with preparing to implement the Plan, the Company recorded provisions totaling $69,668,000 in 1992 to reflect the impact of the Plan on land utilization ($42,368,000) and certain nonrecourse debt restructuring ($27,300,000) and recorded a gain from nonrecourse debt forgiven in connection with the Plan ($27,300,000). The resulting net amount ($42,368,000) was included in "reorganization items, net" in the accompanying consolidated statement of operations for 1992. The primary component of the charge was a change in the intended use and reduced holding period for certain land assets necessitated by increased debt amortization and service requirements of certain indebtedness originally planned to be issued under the Plan.

     The Liquidating Plan provided, among other things, that the proceeds from the liquidation of the assets of each Liquidating Debtor, if any, after payment of that Liquidating Debtor's administrative and priority claims, would be distributed to that Liquidating Debtor's secured and unsecured creditors.

(6) STOCKHOLDERS' EQUITY

     As of December 31, 1994, the Company's capital structure consisted of the following:

     Common Stock -- Authorized 50,000,000 shares, par value $.01 per share, outstanding 10,909,860 shares.

        Shares reserved for issuance --
          Convertible subordinated debentures.............................  2,253,521
          Class B warrants................................................  1,901,436
          Stock plans.....................................................  1,100,000
          Convertible redeemable preferred stock..........................    602,133
                                                                            ---------
                                                                            5,857,090
                                                                            =========

     Preferred Stock -- Authorized 10,000,000 shares, par value $.10 per share, including 602,133 convertible redeemable preferred shares and 9,397,867 undesignated as to series shares.

(a) Convertible redeemable preferred stock -- $25 per share liquidation preference and redemption value, outstanding 518,772 shares. The shares may be redeemed at the option of the Company at any time at an amount equal to the liquidation preference/redemption value ($25 per share) plus any declared and

                     U.S. HOME CORPORATION AND SUBSIDIARIES
    unpaid dividends. Each share of convertible redeemable preferred stock is convertible, subject to adjustments, into one share of common stock at the option of the holder and at any time prior to its redemption by the Company. During 1994 and 1993, 1,435,835 shares and 862,032 shares, respectively, of convertible redeemable preferred stock were converted into an equal number of shares of common stock. If the closing price of the common stock is equal to or greater than $30 per share for 20 consecutive trading days, the convertible redeemable preferred stock will automatically convert into common stock. Any shares converted are restored to the status of authorized and unissued preferred stock without designation as to series. The holders of the convertible redeemable preferred stock are entitled to one vote for each share of convertible redeemable preferred stock held by them.

    The holders of the convertible redeemable preferred stock vote together as a single class with the holders of the common stock on all matters requiring stockholder action.

(b) Undesignated as to series -- None outstanding. Shares may be issued in one or more classes or series with preference, limitations and relative rights as determined by the Board of Directors at the time of issuance. Any shares issued will rank, as to dividends and liquidation preference, junior to the convertible redeemable preferred stock.

     Class B Warrants -- In connection with the Plan, pre-Effective Date stockholders received Class B warrants to acquire an aggregate of 1,904,757 shares of common stock for $20 per share, of which 3,321 warrants had been exercised at December 31, 1994. The warrants expire in June 1998.

     The Working Capital Facility, the senior note indenture and the Company's second restated certificate of incorporation contain restrictions on the (i) payment of dividends on the Company's common and convertible redeemable preferred stock and (ii) purchase, redemption, retirement or other acquisition of the Company's common and preferred stock, other than upon conversion of the convertible redeemable preferred stock into common stock and upon exercise into the Company's common stock of Class B warrants and options to acquire common stock issued pursuant to stock options and stock payment plans.

(7) STOCK PLANS

  Stock Option Plans --

     In June 1993, the Company adopted a qualified and non-qualified stock option plan for key employees (the "Employee Plan") to purchase a maximum of 500,000 shares of the Company's common stock. In August 1993, the Company adopted an additional stock option plan whereby options may be granted to non-employee directors (the "Director Plan") to purchase a maximum of 100,000 shares of the Company's common stock. Options under the Director Plan are granted annually in a fixed amount.

     Options granted under the Employee Plan will be granted at not less than the closing price of the common stock on date of grant. Options granted under the Director Plan will be granted at not less than the average closing price of the common stock for the ten consecutive trading days prior to the date of grant; provided that the grant price will not be less than 95% of the average closing price of the common stock for the 20 consecutive trading days prior to the date of grant. The options are exercisable as specified in the stock option agreements relating to the options and may not be exercised later than ten years from the date of grant.

     In 1994, options for 104,000 shares were granted at exercise prices ranging from $15.13 to $22.71 per share to certain key employees and non-employee directors, options for an aggregate of 9,000 shares were cancelled and no options were exercised.

     In 1993, options for 318,500 shares were granted at exercise prices ranging from $23.29 to $26.50 per share to certain key employees and non-employee directors, options for an aggregate of 10,000 shares were cancelled and no options were exercised.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     At December 31, 1994, options for 403,500 shares were outstanding at exercise prices ranging from $15.13 to $26.50 per share of which options for 143,834 shares were exercisable. As of December 31, 1994, 195,500 shares were available for granting of options, including 38,500 shares to non-employee directors.

  Stock Payment Plan --

     In December 1993, the Company adopted an employee stock payment plan (the "Payment Plan") for key employees whereby up to 25% of an employee's annual incentive pay (compensation other than base salary) may be payable in shares of the Company's common stock as determined by the Company's Board of Directors, of which up to 50% of the shares payable will vest to the employee not later than two years after the end of the incentive compensation year and will expire in the event the employee is not employed by the Company on the vesting date. The Payment Plan has a five-year term and commences on January 1, 1994. As of December 31, 1994, 250,000 shares of the Company's common stock were reserved for issuance under the Payment Plan.

     Shares to be issued under the Payment Plan will be valued at the average closing price of the common stock for a ten consecutive trading day period as defined in the plan.

  Restricted Stock Plan --

     In October 1994, the Company adopted, subject to stockholder approval, a restricted stock plan (the "Restricted Plan") for officers and other key employees. Under the Restricted Plan, which will be effective upon stockholder approval, a maximum of 250,000 shares of the Company's common stock may be granted as restricted stock. Participants in the Restricted Plan may not dispose of any of the stock granted for five years from date of grant. Restrictions lapse at the rate of 20% of the stock per year, commencing with the end of the fifth year. The lapsing of the restrictions between the end of the fifth year and the ninth year may be accelerated based upon improvements in the Company's return on assets (as defined in the Restricted Plan) over the base year.

     Upon issuance of the restricted stock, unearned compensation equivalent to the average closing price of the common stock for a ten consecutive trading day period as defined in the Restricted Plan will be charged to stockholders' equity and subsequently amortized to expense over a nine year period.

(8) PROFIT SHARING

     The Company has a qualified profit sharing plan for the benefit of its employees which may be terminated at any time at the option of the Company. The annual contributions may be made in such amount as the Board of Directors of the Company determines, limited to 15% of the total compensation (as defined) of all participating employees. The aggregate amounts accrued for contribution to the profit sharing plan for distribution to employees were $891,000 in 1994, $546,000 in 1993 and $493,000 in 1992.

(9) COMMITMENTS AND CONTINGENCIES

     As of December 31, 1994, the Company had refundable and non-refundable deposits outstanding totaling $53,621,000 for options and contracts to purchase undeveloped land and finished lots having a total purchase price of approximately $327,699,000. These options expire at various dates through 2001.

     The Company is involved in litigation arising from the normal course of business, none of which, in the opinion of the Company, will have a material adverse effect on the financial position or results of operations of the Company.

     At December 31, 1994, Mortgage in connection with managing the interest rate market risk on its inventory loans held for sale of $16,235,000 and Loan Quotes of $22,816,000, had outstanding $15,338,000

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(face amount of $15,500,000 and estimated fair value of $15,373,000) of Forward Contracts and $23,310,000 of Forward Commitments which expire over the next four months when the inventory loans are expected to be sold and Loan Quotes are expected to close. At December 31, 1994, the estimated fair value of the inventory loans and Loan Quotes hedged by Forward Contracts and not covered by the Forward Commitments was $15,832,000.

     Mortgage reduces its risk of nonperformance under the Hedging Contracts by entering into those contracts with reputable security dealers and investors and evaluating their financial condition. However, there is a risk if certain of the Loan Quotes do not close or are renegotiated in a declining interest rate market and close at lower prices. Mortgage reduces this risk by collecting commitment fees on certain of the Loan Quotes along with entering into Forward Commitments to deliver loans to investors on a best efforts basis and adjusting, from time to time, the estimate of loan closings covered by Forward Contracts.

(10) UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the years ended December 31, 1994 and 1993 is as follows (dollars in thousands, except per share data).

                                                                 THREE MONTHS ENDED
                                              ---------------------------------------------------------
                                              MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                1994          1994           1994              1994
                                              ---------     --------     -------------     ------------
Housing --
  Operating revenues........................  $ 222,000     $238,143       $ 252,553         $269,682
  Gross profit..............................  $  36,196     $ 38,142       $  40,956         $ 43,487
  Operating income..........................  $  11,149     $ 11,712       $  13,742         $ 14,442

Financial Services --
  Operating revenues........................  $   3,300     $  2,943       $   3,287         $  3,403
  Operating income..........................  $     427     $     44       $     466         $    544

Net Income..................................  $   7,061     $  7,172       $   9,230         $  9,366

Income Per Common and Common Equivalent
  Share --
  Primary...................................  $     .60     $    .63       $     .81         $    .82
  Fully diluted.............................  $     .52     $    .55       $     .70         $    .72

                                                                 THREE MONTHS ENDED
                                              ---------------------------------------------------------
                                              MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                1993          1993           1993              1993
                                              ---------     --------     -------------     ------------
Housing --
  Operating revenues........................  $ 164,464     $192,328       $ 223,983         $218,175
  Gross profit..............................  $  28,071     $ 31,269       $  36,497         $ 34,407
  Operating income..........................  $   7,779     $  8,924       $  12,709         $ 12,418

Financial Services --
  Operating revenues........................  $   2,590     $  3,356       $   3,490         $  3,691
  Operating income..........................  $     402     $    631       $   1,125         $    652

Reorganization Items........................  $   2,890     $  4,025       $      --         $     --

Net Income..................................  $   5,029     $  5,251       $  53,438         $  7,973

Income Per Common and Common Equivalent
  Share --
  Primary...................................  $     .45     $    .46       $    4.61         $    .67
  Fully diluted.............................  $     .45     $    .46       $    4.55         $    .61

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(11) RECEIVABLES

     The Company had housing and financial services receivables of approximately $6,627,000 in 1994 and $2,799,000 in 1993 that were due after one year. The balance due after one year in 1994 included notes and mortgage notes receivable of $5,071,000 with interest rates ranging from 7.0% to 10.5%. A majority of the balance matures within five years.

(12) ACCRUED EXPENSES

     At December 31, 1994 and 1993, accrued expenses and other current liabilities consisted of the following:

                                                                        1994        1993
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Housing --
      Customer deposits..............................................  $19,112     $14,750
      Salaries and other compensation................................   10,522       6,701
      Interest.......................................................    1,972       1,711
      Taxes, other than income taxes.................................    3,816       3,647
      Other..........................................................    5,075       3,892
                                                                       -------     -------
                                                                       $40,497     $30,701
                                                                       =======     =======
    Financial Services --
      Accounts payable...............................................  $ 2,741     $ 4,706
      Other..........................................................    4,740       4,798
                                                                       -------     -------
                                                                       $ 7,481     $ 9,504
                                                                       =======     =======

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of the Company is incorporated by reference from the Nominees for Directors Section, pages 2 through 5, of the Company's Proxy Statement, dated March 20, 1995, for the Annual Meeting of Stockholders to be held on April 26, 1995, filed pursuant to Section 14 of the Securities Exchange Act of 1934 ("1994 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information is incorporated by reference from the Executive Compensation Section, pages 7 and 8 of the 1994 Proxy Statement (see Part I-Item 4, Executive Officers of the Company).

ITEM 12. COMMON STOCK

     The information relating to the security ownership of certain beneficial owners and management is incorporated by reference from the Security Ownership of Management and Certain Beneficial Owners Section, pages 17 and 18 of the 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2. The following financial statements and financial statement schedules are filed as part of this Report:

     See Index to Financial Statements -- Item 8.

     (a) 3. Exhibits

           2.1       -- First Amended Consolidated Plan to Reorganization of U.S. Home
                        Corporation and certain of its affiliates dated April 1, 1993.
                        Incorporated by reference from exhibit 2.1 to U.S. Home Corporation's
                        Current Report on Form 8-K filed June 9, 1993.
           2.2       -- Modification to "USH Debtors' First Amended Consolidated Plan of
                        Reorganization." Incorporated by reference from exhibit 2.2 to U.S.
                        Home Corporation's Current Report on Form 8-K filed June 9, 1993.
           2.3       -- First Amended Joint Plan of Reorganization of certain affiliates of
                        U.S. Home Corporation dated April 1, 1993. Incorporated by reference from exhibit 2.3 to U.S. Home Corporation's Current Report on Form
                        8-K filed June 9, 1993.
           2.4       -- Findings of Fact, Conclusions of Law and Order Confirming the First
                        Amended Consolidated Plan of Reorganization of U.S. Home Corporation
                        and certain of its affiliates. Incorporated by reference from exhibit
                        28.1 to U.S. Home Corporation's Current Report on Form 8-K filed June
                        9, 1993.

           2.5       -- Findings of Fact, Conclusions of Law and Order Confirming the First
                        Amended Joint Plan of Reorganization of certain affiliates of U.S.
                        Home Corporation. Incorporated by reference from exhibit 28.2 to U.S.
                        Home Corporation's Current Report on Form 8-K filed June 9, 1993.
           3.1       -- Second Restated Certificate of Incorporation of U.S. Home Corporation
                        effective on June 21, 1993. Incorporated by reference from exhibit
                        3.1 to Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
           3.1(i)    -- Certificate of Amendment of Second Restated Certificate of
                        Incorporation as filed with the State of Delaware on May 13, 1994.
                        Incorporated by reference from exhibit 3.1 to U.S. Home Corporation's
                        Quarterly Report on Form 10-Q for the period ended June 30, 1994.
           3.2       -- Amended and Restated By-Laws of U.S. Home Corporation, dated as of
                        June 21, 1993. Incorporated by reference from exhibit 3.2 to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.1       -- Amended and Restated Loan Agreement, dated as of June 21, 1993, between U.S. Home Corporation and General Electric Capital
                        Corporation. Incorporated by reference from exhibit 10.1 to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.1(i)    -- First Amendment to Amended and Restated Loan Agreement, dated as of
                        September 7, 1993, between U.S. Home Corporation and General Electric
                        Capital Corporation. Incorporated by reference from exhibit 10.1(i)
                        to Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.1(ii)   -- Second Amendment to Amended and Restated Loan Agreement, dated as of
                        September 15, 1993, between U.S. Home Corporation and General
                        Electric Capital Corporation. Incorporated by reference from exhibit
                        10.1(ii) to Registration Statement on Form S-3 of U.S. Home
                        Corporation (Registration No. 33-68966).
          10.1(iii)  -- Third Amendment to Amended and Restated Loan Agreement, dated as of
                        October 22, 1993, between U.S. Home Corporation and General Electric
                        Capital Corporation. Incorporated by reference from exhibit 10.2(iii)
                        to Amendment No. 3 to Registration Statement on Form S-3 of U.S. Home
                        Corporation (Registration No. 33-68966).
          10.1(iv)   -- Fourth Amendment to Amended and Restated Loan Agreement, dated as of
                        December 31, 1993, between U.S. Home Corporation and General Electric
                        Capital Corporation. Incorporated by reference from exhibit 10.1(iv)
                        to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.
          10.1(v)    -- Fifth Amendment to Amended and Restated Loan Agreement, dated as of
                        June 30, 1994, between U.S. Home Corporation and General Electric
                        Capital Corporation. Incorporated by reference from exhibit 10.1 to
                        U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1994.
          10.1(vi)   -- Sixth Amendment to Amended and Restated Loan Agreement, dated effective as of September 16, 1994, between U.S. Home Corporation and
                        General Electric Capital Corporation.
          10.2       -- Trust Indenture, dated as of June 21, 1993, by and between U.S. Home
                        Corporation and IBJ Schroder Bank & Trust Company, as trustee, relating to U.S. Home Corporation's 9.75% Senior Notes due 2003.
                        Incorporated by reference from exhibit 10.2 to Registration Statement on Form S-3 of U.S. Home Corporation (Registration No. 33-68966).

          10.3       -- Trust Indenture, dated as of November 3, 1993, by and between U.S.
                        Home Corporation and Marine Midland Bank, N.A., as trustee, relating to U.S. Home Corporation's 4.875% Convertible Subordinated
                        Debentures. Incorporated by reference from exhibit 4.1 to U.S. Home
                        Corporation's Current Report on Form 8-K filed November 3, 1993.
          10.4       -- Warrant Agreement, dated as of June 21, 1993, between U.S. Home
                        Corporation and The First National Bank of Boston relating to U.S.
                        Home Corporation's Class B Warrants. Incorporated by reference from exhibit 10.3 to Registration Statement on Form S-3 of U.S. Home
                        Corporation (Registration No. 33-68966).
          10.5       -- U.S. Home Corporation's 1993 Stock Option Plan. Incorporated by
                        reference from exhibit 4.1 to Registration Statement on Form S-8 of
                        U.S. Home Corporation (Registration No. 33-64712).
          10.6       -- U.S. Home Corporation's Non-Employee Directors' Stock Option Plan.
                        Incorporated by reference from exhibit 10.5 to Registration Statement on Form S-3 of U.S. Home Corporation (Registration No. 33-68966).
          10.7       -- U.S. Home Corporation's Employee Stock Payment Plan. Incorporated by
                        reference from exhibit B to U.S. Home Corporation's 1993 Proxy
                        Statement dated March 3, 1994.
          10.8       -- U.S. Home Corporation's Restricted Stock Plan.
          10.9       -- U.S. Home Corporation's 1994 Corporate Officers Incentive
                        Compensation Plan.
          10.10      -- U.S. Home Corporation's Key Employees' Separation Pay Plan.
                        Incorporated by reference from exhibit 10.5 to Amendment No. 1 to
                        Registration Statement on Form S-1 of U.S. Home Corporation
                        (Registration No. 33-60638).
          10.11      -- U.S. Home Corporation's Retirement Plan for Non-Employee Directors.
                        Incorporated by reference from exhibit 10 to U.S. Home Corporation's
                        Quarterly Report on Form 10-Q for the period ended September 30,
                        1994.
          10.12      -- Employment and Consulting Agreement, dated May 12, 1986, between U.S.
                        Home Corporation and Robert J. Strudler. Incorporated by reference from exhibit 10.1 to U.S. Home Corporation's Current Report on Form
                        8-K dated July 8, 1986.
          10.12(i)   -- First Amendment to Employment and Consulting Agreement, effective as of February 8, 1990, between U.S. Home Corporation and Robert J.
                        Strudler. Incorporated by reference from exhibit 10.27(i) to U.S.
                        Home Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1989.
          10.12(ii)  -- Second Amendment to Employment and Consulting Agreement effective as of December 6, 1990, between U.S. Home Corporation and Robert J.
                        Strudler. Incorporated by reference from exhibit 10.14(ii) to U.S.
                        Home Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1990.
          10.12(iii) -- Third Amendment to Employment and Consulting Agreement, effective as of June 21, 1993, between U.S. Home Corporation and Robert J.
                        Strudler. Incorporated by reference from exhibit 10.8(iii) to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.13      -- Employment and Consulting Agreement, dated May 12, 1986, between U.S.
                        Home Corporation and Isaac Heimbinder. Incorporated by reference from exhibit 10.2 to U.S. Home Corporation's Current Report on Form 8-K
                        dated July 8, 1986.
          10.13(i)   -- First Amendment to Employment and Consulting Agreement, effective as of February 8, 1990, between U.S. Home Corporation and Isaac
                        Heimbinder. Incorporated by reference from exhibit 10.28(i) to U.S.
                        Home Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1989.

          10.13(ii)  -- Second Amendment to Employment and Consulting Agreement, effective as of December 6, 1990, between U.S. Home Corporation and Isaac
                        Heimbinder. Incorporated by reference from exhibit 10.15(ii) to U.S.
                        Home Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1990.
          10.13(iii) -- Third Amendment to Employment and Consulting Agreement, effective as of June 21, 1993, between U.S. Home Corporation and Isaac Heimbinder.
                        Incorporated by reference from exhibit 10.9(iii) to Registration
                        Statement on Form S-3 of U.S. Home Corporation (Registration No.
                        33-68966).
          10.14      -- Registration Rights Agreement, dated as of June 21, 1993, between
                        U.S. Home Corporation and Loomis, Sayles & Company Incorporated, on
                        behalf of certain holders of the common stock of U.S. Home
                        Corporation. Incorporated by reference from exhibit 10.10 to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.15      -- Trust Agreement, dated December 18, 1986, between U.S. Home
                        Corporation, as Grantor, and Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Isaac Heimbinder. Incorporated by reference from exhibit 10.25 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1986.
          10.16      -- Trust Agreement, dated December 18, 1986, between U.S. Home
                        Corporation, as Grantor, and Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Robert J. Strudler. Incorporated by reference from exhibit 10.26 to U.S. Home Corporation's Annual
                        Report on Form 10-K for the year ended December 31, 1986.
          10.17      -- Letter, dated as of March 20, 1990, between U.S. Home Corporation and
                        William E. Reichard, as Successor Trustee, with respect to Trust
                        Agreements dated December 18, 1986 between U.S. Home Corporation, as
                        Grantor, Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Robert J. Strudler and Isaac Heimbinder.
                        Incorporated by reference from exhibit 10.19 to U.S. Home
                        Corporation's Annual Report on Form 10-K for the year ended December
                        31, 1992.
          10.18      -- Warehousing Credit and Security Agreement (single-family mortgage loans), dated as of April 15, 1992, between U.S. Home Mortgage
                        Corporation and Residential Funding Corporation. Incorporated by
                        reference from exhibit 10.3 to U.S. Home Corporation's Quarterly
                        Report on Form 10-Q for the period ended March 31, 1992.
          10.18(i)   -- First Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of June 1, 1992, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference from exhibit 10.1 to U.S. Home
                        Corporation's Quarterly Report on Form 10-Q for the period ended June
                        30, 1992.
          10.18(ii)  -- Second Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of June 11, 1992, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference from exhibit 10.2 to U.S. Home
                        Corporation's Quarterly Report on Form 10-Q for the period ended June
                        30, 1992.
          10.18(iii) -- Third Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of October 21, 1992, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference from exhibit 10.3 to U.S. Home
                        Corporation's Quarterly Report on Form 10-Q for the period ended
                        September 30, 1992.

          10.18(iv)  -- Fourth Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of May 28, 1993, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference to exhibit 10.13(iv) to Amendment No. 2 to
                        Registration Statement on Form S-1 of U.S. Home Corporation
                        (Registration No. 33-60638).
          10.18(v)   -- Fifth Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of June 15, 1993, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference from exhibit 10.1 to U.S. Home
                        Corporation's Quarterly Report on Form 10-Q for the period ended June
                        30, 1993.
          10.18(vi)  -- Sixth Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of September 15, 1993, between U.S. Home Mortgage Corporation and Residential Funding
                        Corporation. Incorporated by reference from exhibit 10.15(vi) to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).
          10.18(vii) -- Seventh Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of July 1, 1994, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference from exhibit 10.2 to U.S. Home
                        Corporation's Quarterly Report on Form 10-Q for the period ended June
                        30, 1994.
          10.18(viii) -- Eighth Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of October 1, 1994, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
          10.18(ix)  -- Ninth Amendment to Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of January 1, 1995, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
          10.19      -- U.S. Home Corporation's Amortizing Incentive Plan. Incorporated by
                        reference from exhibit 4.2 to Registration Statement on Form S-8 of
                        U.S. Home Corporation (Registration No. 33-64712).
          10.20      -- Form of Indemnification Agreement for directors and executive officers. Incorporated by reference from exhibit 10.15 to Amendment
                        No. 2 to Registration Statement on Form S-1 of U.S. Home Corporation
                        (Registration No. 33-60638).
          11         -- Computation of earnings per share.
          22         -- Subsidiaries of U.S. Home Corporation.
          23         -- Consent of Independent Public Accountants.
          27         -- Financial Data Schedule.

     (b) Report on Form 8-K

     No Current Report on Form 8-K was filed by the Company during October, November or December 1994.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: February 17, 1995                   U.S. HOME CORPORATION

                                          By:    /s/  ISAAC HEIMBINDER

                                          --------------------------------------
                                                     Isaac Heimbinder
                                          President and Chief Operating Officer

                                          By:    /s/  CHESTER P. SADOWSKI

                                          --------------------------------------
                                                   Chester P. Sadowski
                                           Vice President, Controller and Chief
                                                    Accounting Officer
                                              (principal accounting officer)

                                          By:    /s/  THOMAS A. NAPOLI

                                          --------------------------------------
                                                     Thomas A. Napoli
                                            Vice President, Finance and Chief
                                                    Financial Officer
                                              (principal financial officer)

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

                  SIGNATURE                                TITLE                       DATE
- ---------------------------------------------   ----------------------------    ------------------

              /s/  ROBERT J. STRUDLER           Director, Chairman and Chief     February 17, 1995
- ---------------------------------------------     Executive Officer
             Robert J. Strudler                   (principal executive
                                                  officer)
               /s/  ISAAC HEIMBINDER            Director, President and          February 17, 1995
- ---------------------------------------------     Chief Operating Officer
              Isaac Heimbinder
                     /s/  GLEN ADAMS            Director                         February 17, 1995
- ---------------------------------------------
                 Glen Adams
                /s/  STEVEN L. GERARD           Director                         February 17, 1995
- ---------------------------------------------
              Steven L. Gerard
            /s/  KENNETH J. HANAU, JR.          Director                         February 17, 1995
- ---------------------------------------------
            Kenneth J. Hanau, Jr.
              /s/  MALCOLM T. HOPKINS           Director                         February 17, 1995
- ---------------------------------------------
              Malcom T. Hopkins
                /s/  JACK L. McDONALD           Director                         February 17, 1995
- ---------------------------------------------
              Jack L. McDonald
                /s/  CHARLES A. McKEE           Director                         February 17, 1995
- ---------------------------------------------
              Charles A. McKee
             /s/  GEORGE A. POOLE, JR.          Director                         February 17, 1995
- ---------------------------------------------
            George A. Poole, Jr.
                  /s/  HERVE RIPAULT            Director                         February 17, 1995
- ---------------------------------------------
                Herve Ripault
                  /s/  JAMES W. SIGHT           Director                         February 17, 1995
- ---------------------------------------------
               James W. Sight

                               INDEX TO EXHIBITS



Exhibit
Number
- ------

10.1(vi)      Sixth Amendment to Amended and Restated Loan
              Agreement dated effective as of September 16, 1994, between U.S. Home Corporation and General
              Electric Capital Corporation

10.8          U.S. Home Corporation's Restricted Stock Plan

10.9          U.S. Home Corporation's 1994 Corporate Officers
              Incentive Compensation Plan

10.18(viii)   Eighth Amendment to Warehousing Credit and
              Security Agreement (single-family mortgage
              loans), as of October 1, 1994, between U.S. Home
              Mortgage Corporation and Residential Funding
              Corporation

10.18(ix)     Ninth Amendment to Warehousing Credit and
              Security Agreement (single-family mortgage
              loans), as of January 1, 1995, between U.S. Home
              Mortgage Corporation and Residential Funding
              Corporation

11            Computation of earnings per share

22            Subsidiaries of U.S. Home Corporation

23            Consent of Independent Public Accountants

27            Financial Data Schedule

