Form 10-Q
period 1995-03-31
U S HOME CORP /DE/
filed 1995-05-02
CIK 101640

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

                                      OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________.

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

          Class                              Outstanding at April 30, 1995
Common stock, $.01 par value                    11,230,923 shares

                            U.S. HOME CORPORATION
                            _____________________

                                   INDEX
                                   _____

                                                                   Page
                                                                  Number
Part I.     Financial Information

            Item 1.    Financial Statements
                       Consolidated Condensed Balance
                       Sheets--March 31, 1995 and
                       December 31, 1994                              3

                       Consolidated Condensed Statements
                       of Operations--Three Months Ended
                       March 31, 1995 and 1994                        5

                       Consolidated Condensed Statements
                       of Cash Flows --Three Months Ended
                       March 31, 1995 and 1994                        7

                       Notes to Consolidated Condensed
                       Financial Statements                           8

                       Review by Independent Public Accountants      11

                       Report of Independent Public Accountants      12
            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                    13

Part II.    Other Information
            Item 5.    Other Information                             18

            Item 6.    Exhibits and Reports on Form 8-K              18

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
                      U.S. HOME CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Dollars in Thousands)
                                     ASSETS
                                     ______
                                                March 31,    December 31,
                                                  1995          1994
                                                -----------  -----------
                                                (Unaudited)
HOUSING:
  Cash (including restricted funds)             $     899      $  1,148
  Receivables, net                                 36,428        22,219
  Single-family housing inventories               583,533       576,779
  Option deposits on real estate                   55,045        53,621
  Deferred tax asset                                9,285        13,727
  Other assets                                     43,497        41,869
                                                _________      ________
                                                  728,687       709,363
                                                _________      ________
FINANCIAL SERVICES:
  Cash (including restricted funds)                 5,447         5,567
  Residential mortgage loans                       21,443        24,672
  Other assets                                      7,842         8,349
                                                _________      ________
                                                   34,732        38,588
                                                _________      ________
                                                $ 763,419      $747,951
                                                =========      ========
  The accompanying notes are an integral part of these balance sheets.

                              U.S. HOME CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Dollars in Thousands)
                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ____________________________________
                                                  March 31,     December 31,
                                                    1995            1994
                                                 ____________    ___________
                                                 (Unaudited)

HOUSING:
  Current Liabilities -
    Short-term debt                                 $ 28,078        $  8,642
    Current maturities of long-term debt               9,863          10,572
    Accounts payable                                  80,339          85,581
    Accrued expenses and other
     current liabilities                              42,360          40,497
                                                    ________        ________
                                                     160,640         145,292
  Long-Term Debt                                     289,691         292,666
                                                    ________        ________
                                                     450,331         437,958
                                                    ________        ________
FINANCIAL SERVICES:
  Current Liabilities -
    Short-term debt                                    4,505          10,014
    Accrued expenses and other
      current liabilities                              7,650           7,481
                                                    ________        ________
                                                      12,155          17,495
  Long-Term Debt                                         990           1,034
                                                    ________        ________
                                                      13,145          18,529
                                                    ________        ________
   Total Liabilities                                 463,476         456,487
                                                    ________        ________

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $25 per
    share redemption value, authorized
    452,948 and 602,133 shares at
    March 31, 1995 and December 31, 1994,
    outstanding 369,587 and 518,772
    shares at March 31, 1995 and
    December 31, 1994                                  9,240          12,969
  Common Stock, $.01 par value, authorized
     50,000,000 shares, outstanding
     11,218,395 and 10,909,860 shares at
     March 31, 1995 and December 31, 1994                112             109
   Capital In Excess of Par Value                    347,266         340,673
   Unearned Compensation on Restricted Stock          (2,528)             -
   Retained Earnings (Deficit)                       (54,147)        (62,287)
                                                    ________        ________
     Total Stockholders' Equity                      299,943         291,464
                                                    ________        ________
                                                    $763,419        $747,951
                                                    ========        ========
    The accompanying notes are an integral part of these balance sheets.

                      U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                     Three Months Ended
                                                         March 31,
                                                   _______________________
                                                       1995           1994
                                                   _________      ________
HOUSING:
  Operating Revenues                                $260,127      $222,000
                                                    ________      ________
  Operating Costs and Expenses -
    Cost of products sold                            218,346       185,804
    Selling, general and administrative               29,142        25,047
                                                    ________      ________
                                                     247,488       210,851
                                                    ________      ________
  Housing Operating Income                            12,639        11,149
                                                    ________      ________
FINANCIAL SERVICES:
  Operating Revenues                                   3,075         3,300
                                                    ________      ________
  Operating Costs and Expenses -
    General and administrative                         2,624         2,666
    Interest                                              66           207
                                                    ________      ________
                                                       2,690         2,873
                                                    ________      ________
  Financial Services Operating
    Income                                               385           427
                                                    ________      ________

INCOME BEFORE INCOME TAXES                            13,024        11,576
PROVISION FOR INCOME TAXES                             4,884         4,515
                                                    ________      ________

NET INCOME                                          $  8,140      $  7,061
                                                    ========      ========
INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
      Primary                                       $    .70      $    .60
                                                    ========      ========

      Fully diluted                                 $    .62      $    .52
                                                    ========      ========
  The accompanying notes are an integral part of these statement.

                      U.S. HOME CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                    (Unaudited)



                                                         Three Months Ended
                                                               March 31,
                                                       ______________________
                                                       1995             1994
                                                      _________     ________
Net Cash Provided (Used) by Operating Activities      $  (9,689)    $ 11,768
                                                      _________     ________

Net Cash Flows From Investing Activities:
  Purchase of property, plant and equipment,
    net of disposal                                        (719)        (456)
  Proceeds from investments in mortgages,
    net of purchases                                         68          747
  Decrease (increase) in restricted cash                   (124)         493
  Other                                                    (227)         (81)
                                                      _________     ________
  Net cash provided (used) by investing activities       (1,002)         703
                                                      _________     ________

Net Cash Flows From Financing Activities:
  Proceeds from short-term debt, net of
    repayment                                            13,926      (12,723)
  Repayment long-term debt                               (3,728)      (2,792)
                                                      ---------     --------
  Net cash provided (used) by financing activities       10,198      (15,515)
                                                      _________     ________
  Net Decrease in Cash                                     (493)      (3,044)
  Cash At Beginning of Period                             2,050       15,829
                                                      _________     ________
  Cash At End of Period                                $  1,557     $ 12,785
                                                      =========     ========
Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing                                            $  1,991     $  1,540
    Financial Services                                       87          220
                                                      _________     ________

                                                       $  2,078     $  1,760
                                                      =========     ========
  The accompanying notes are an integral part of these statements.

                      U.S. HOME CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED FINANCIAL  STATEMENTS
                                  March 31, 1995
                                    (Unaudited)

(1)   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

  The  accompanying  consolidated   condensed   balance   sheet  as  of
  December  31, 1994, which has been  derived  from  audited  financial statements, and the accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and
  regulations   of the  Securities  and  Exchange  Commission.  Certain
  information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

  In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1995 and December 31, 1994 and its results of operations and cash flows for the three month periods ended March 31, 1995 and 1994.

  Because of the seasonal nature of the Company's business, the results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results for the full year.

(2)   INVENTORIES

  The components of single-family housing inventories are as follows:

                                              March 31,    December 31,
                                                1995          1994
                                              _________    ____________
                                               (Dollars in Thousands)
  Housing completed and under construction     $212,017       $224,870
  Models                                         51,374         47,914
  Finished lots                                 119,418        118,508
  Land under development                         68,348         60,809
  Raw land held for development or sale         132,376        124,678
                                               ________       ________
                                               $583,533       $576,779
                                               ========       ========

(3)   SHORT-TERM DEBT

  Short-term debt consists of the following:
                                                March 31,     December 31,
                                                  1995            1994
                                               ___________    ____________
                                               (Dollars in thousands)
  Housing -
    Revolving working capital facility             $27,252         $ 7,553
    Other short-term debt                              826           1,089
                                                   _______         _______
                                                    28,078           8,642
  Financial Services                                 4,505          10,014
                                                   _______         _______
    Total short-term debt                          $32,583         $18,656
                                                   =======         =======

  The revolving working capital agreement, as amended (the "Working Capital Facility"), consists of a $95,000,000 secured financing agreement with General Electric Capital Corporation ("GECC") of which $25,000,000 may be used for letter of credit obligations. The Working Capital Facility bears interest at a premium over the GECC composite commercial paper rate and matures on June 20, 1997. In accordance with the Working Capital Facility, the Company has provided GECC liens on its cash, personal property and certain finished lots and single-family housing units, including models, with a cost of approximately $164,954,000 at March 31, 1995. This collateral has provided the Company with an available borrowing base capacity of $95,000,000 at March 31, 1995, of which $33,270,000 was outstanding, including $6,018,000 of letter of credit obligations. The Working Capital Facility contains numerous real estate and financial covenants, including an inventory-to-backlog ratio and restrictions on the incurring of additional debt, creation of liens and the purchase of land.


  Financial services short-term debt consists of an agreement with a financial institution which, as amended, provides the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), with a $25,000,000 secured revolving line of credit (the "Mortgage Credit Facility"). The Mortgage Credit Facility, which is not guaranteed by the Company, matures on August 31, 1995 and bears interest at the greater of a premium over the London Interbank Offered Rate or a premium over a composite rate for dealer-placed 30-day commercial paper. Certain residential mortgage loans have been pledged as collateral to secure Mortgage's obligations under the Mortgage Credit Facility. The Company expects the Mortgage Credit Facility to be extended or replaced by a credit facility similar to the terms and conditions of its present credit facility.

(4)   LONG-TERM DEBT

  Long-term debt consists of the following:
                                               March 31,      December 31,
                                                   1995            1994
                                               ___________   _____________
                                                (Dollars in Thousands)
  Housing -
    Notes and mortgage notes payable            $ 19,554        $ 23,238
    9.75% Senior notes due 2003                  200,000         200,000
    4.875% Convertible subordinated
     debentures due 2005                          80,000          80,000
                                                ________        ________
                                                 299,554         303,238
    Less - Current maturities                     (9,863)        (10,572)
                                                ________        ________
                                                 289,691         292,666
  Financial Services                                 990           1,034
                                                ________        ________
    Total long-term debt                        $290,681        $293,700
                                                ========        ========

(5)   HOUSING INTEREST

  A summary of housing interest for the three month periods ended March 31, 1995 and 1994 follows (dollars in thousands):
                                                 1995             1994
                                                ________        ________
  Capitalized at beginning of period            $ 56,082        $ 55,580
                                                ________        ________
  Paid and accrued                                 7,839           7,599
  Expensed                                           -                -
                                                ________        ________
  Capitalized                                      7,839           7,599
  Included in cost of sales                       (7,022)         (6,859)
  Included in other                                 (150)         (1,436)
                                                ________        ________
  Capitalized at end of period                  $ 56,749        $ 54,884
                                                ========        ========

(6)   RESTRICTED STOCK PLAN

  Effective January 1, 1995, the Company issued 144,547 restricted shares of the Company's common stock under its Corporate Officers and Presidents of Operations Restricted Stock Plan (the "Restricted Stock Plan"). The value of the issued shares ($2,600,000 based on the average closing price of the Company's common stock for the ten consecutive trading day
  period   ended   February 23, 1995)  has  been  recorded  as  "unearned
  compensation on restricted stock" in the accompanying consolidated condensed balance sheets. The shares vest, subject to acceleration based upon improvements in the Company's return on assets (as defined in the Restricted Stock Plan) over the base year, over a five-year
  period  ending  December 31, 2004.  The   Company   is   amortizing the
  $2,600,000 to expense over the term of the Restricted Stock Plan.

(7)   INCOME PER SHARE

  The following weighted average number of common and common equivalent shares were used to compute income per share for the three month periods ended March 31, 1995 and 1994:

                                                     1995          1994
                                                 ___________   __________
      Primary                                     11,580,628   11,843,707
      Fully diluted                               13,834,149   14,097,228

  The weighted average number of common and common equivalent shares outstanding for 1994 primary income per share includes the dilutive effect of the convertible redeemable preferred stock and Class B warrants and the assumed exercise of stock options. No effect was given to the shares that would be issuable on exercise of the warrants and stock options in 1995 since they would be antidilutive or were immaterial. Fully diluted income per share includes the assumed conversion of the convertible subordinated debentures.

                   REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

  Arthur Andersen LLP, independent public accountants, has performed a review of the consolidated condensed balance sheet as of March 31, 1995 and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994 included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO  U.S. HOME CORPORATION:

We have reviewed the accompanying consolidated condensed balance sheet of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of March 31, 1995, and the related consolidated condensed statements of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of U.S. Home Corporation and subsidiaries as of December 31, 1994, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 8, 1995 we issued an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                               /s/  Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP


Houston, Texas
April 24, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                   Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                                Three Months Ended
                                                     March 31,
                                                ____________________
                                                1995          1994
                                                ________     ________
Revenues -
  Single-family homes
                                                $256,373     $218,540
  Land and other                                   3,754        3,460
                                                ________     ________
    Total                                       $260,127     $222,000
                                                ========     ========

Single-family homes -
  Gross margin amount                           $ 41,246     $ 35,442
  Gross margin percentage                           16.1%        16.2%
  Units delivered                                  1,649        1,480
  Average sales price                           $155,500     $147,700
  New orders taken                                 2,277        2,340
  Backlog at end of period                         3,179        3,564
  Selling, general and
    administrative expenses as
    a percentage of housing
    revenues                                        11.2%        11.3%
  Interest expense -
    Paid and accrued                            $  7,839     $  7,599
    Capitalized                                 $  7,839     $  7,599
    Percent capitalized                            100.0%       100.0%
  Capitalized interest included
    in cost of products sold                    $  7,022     $  6,859

Revenues -

Revenues from sales of single-family homes for the three month period ended March 31, 1995 increased 17% compared to the three month period ended March 31, 1994. The increase resulted from a 11% increase in the number of housing units delivered and 5% increase in average sales price. The increase in the average sales price in 1995 is primarily due to price increases.

New orders taken for the three month period ended March 31, 1995 decreased 3% compared to the same period in 1994. See Part II, "Item 5 - Other Information" on page 17 for a table of unit activity by market for the three month periods ended March 31, 1995 and 1994.

No assurances can be given that revenues for the balance of 1995 will continue to exceed 1994 results. The increase in mortgage interest rates in the last three quarters of 1994 created a more competitive housing environment, impacted current sales activities and has caused housing industry estimates for national new home sales for 1995 to be less than 1994 actual results. During the three month period ended March 31, 1995, the Company was able to minimize the impact of the increase in mortgage interest rates upon new orders by adjusting sales price incentives and opening communities in new markets and additional communities in existing markets. As long as higher interest rates prevail, there will be continued pressure on new orders, operating margins and sales prices.

Selling, General and Administrative Expenses -

As a percentage of housing revenues, selling, general and administrative expenses were both 11% in 1995 and 1994. Actual selling, general and administrative expenses for the three month period ended March 31, 1995
increased  by  $4.1  million   compared   to  1994.  This  increase  was
attributable to increases in volume-related expenses resulting from increased deliveries in 1995 when compared to 1994 and increases in other selling, general and administrative expenses resulting from increased activities.

                               Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                                         Three Months
                                                              Ended
                                                           March 31,
                                                        _________________
                                                        1995        1994
                                                        ______     ______
  U.S. Home Mortgage Corporation and Subsidiary         $2,272     $2,589
  Other financial services operations                      803        711
                                                        ______     ______
                                                        $3,075     $3,300
                                                        ======     ======

The decrease in U.S. Home Mortgage Corporation and subsidiary's("Mortgage") revenues for the three-month period ended March 31, 1995 when compared to
the   three-month  period  ended  March 31, 1994  was  primarily due to a decrease in mortgage loan originations and income from the sale of mortgage loans and servicing rights.

Financial Condition and Liquidity -

                                Housing

The Company's most significant needs for capital resources are land and finished lots purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of houses, and the margins thereon, the utilization of Company-owned lots and periodic borrowings under its financing facilities. The Company expects, on a long-term basis, that operations will generate cash to meet substantially all of its housing cash flow needs and that a financing facility, such as the $95 million
secured  revolving   working   capital  facility  (the  "Working Capital
Facility") with General Electric Capital Corporation ("GECC"), would be utilized to meet peak operating needs. The Company does not anticipate that the borrowing base requirements of the Working Capital Facility will restrict the Company's ability to borrow under such Facility. See Note 3 of Notes to Consolidated Condensed Financial Statements. The Company employs various operational guidelines to reduce initial cash requirements with respect to investments in land, thereby increasing its financial flexibility and reducing its risk by limiting the amount invested in land owned directly by the Company. The Company intends to continue, where possible, to use Company-owned lots in inventory to generate additional cash flow and to continue to emphasize land acquisitions using rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots for a fixed price on a scheduled or "as needed" basis. The Company believes that these steps result in reduced carrying costs and limited exposure to market changes and direct land investments. The increase in the land inventories in 1995 from 1994 was primarily the result of increased activities, including the continued expansion of the retirement and active-adult/second home communities.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the three month periods ended March 31, 1995 and 1994 is summarized below (dollars in thousands):
                                              1995              1994
                                            _________         _________
  Net cash provided (used) by:
    Operating activities                     $(15,231)         $ (4,323)
    Investing activities                         (719)             (432)
    Financing activities                       15,751            (1,793)
                                             ________          ________
  Net decrease in cash                       $   (199)         $ (6,548)
                                             ========          ========

Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Cash flows from housing operating activities for 1995 used more cash compared to 1994 primarily due to the timing of payments related to increased housing activities.

Cash flow from housing financing activities for 1995 was provided by net borrowings under the Working Capital Facility, offset by repayment of notes and mortgages payable. Cash flow from housing financing activities for 1994 was used for the repayment of notes and mortgages payable.

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

The Company finances its financial services operations primarily from internally generated funds, such as the origination and sale of residential mortgage loans and related servicing rights, and short-term debt. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of a $25 million secured revolving line of credit entered into by Mortgage in April 1992, as amended (the "Mortgage Credit Facility"), which matures August 31, 1995. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

The Company has no obligation to provide funding to its financial services
operations, nor  does  it  guarantee  any   of   its  financial  services
subsidiaries' debt. The Company believes that the internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.


Other -

Future Accounting Requirements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (the "Statement"). For the Company, the Statement will be effective for the year beginning January 1, 1996. The Statement, among other things, amends current accounting practices for the valuation of real estate held for development and sale. The Company does not expect the adoption of the Statement to have a material effect on its financial position or results of operations.

Part II.   OTHER INFORMATION

Item 5.         Other Information

     The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by market for the three month periods ended March 31, 1995 and 1994:

     Market               New Orders       Deliveries        Backlog
     _______________    ______________     ___________    ______________
                          1995    1994     1995   1994     1995   1994
                          _____  _____     ____  _____     _____  _____
     Florida                785    936      670    430     1,261  1,473
     Mountain -
       Arizona              286    308      187    255       362    441
       Colorado             425    294      255    203       560    567
       Nevada                77     91       64     67       103    105
     Northeast/Midwest -
         Minnesota           70    132       60     91        97    185
         Maryland/Virginia  111     98       72     97       121    132
         New Jersey          70     42       79     42       160     89
         Indiana/Ohio        15      -        7      -        18      -
     California             179    225      101    152       164    210
     Texas                  259    214      154    143       333    362
                          _____  _____    _____  _____     _____  _____
                          2,277  2,340    1,649  1,480     3,179  3,564
                          =====  =====    =====  =====     =====  =====
Item 6.         Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 11  -     Computation of Income Per Common Share

                Exhibit 15  -     Letter with respect to unaudited financial
                                  information

                Exhibit 27  -     Financial Data Schedule

         (b)    Reports on Form 8-K

                No Current Report on Form 8-K was filed by the Company during January, February or March 1995.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   U.S. HOME CORPORATION

Date:          May 2, 1995         /s/ Isaac Heimbinder
                                   _________________________
                                   Isaac Heimbinder
                                   President, Co-Chief Executive
                                   Officer and Chief Operating Officer

Date:          May 2, 1995         /s/ Chester P. Sadowski
                                   _________________________
                                   Chester P. Sadowski
                                   Vice President, Controller
                                   and Chief Accounting Officer

INDEX OF EXHIBITS


                                                              Sequential
Exhibit                                                        Numbered
Number                                                           Page
________                                                     ____________
11                Computation of Income Per Common Share           20

15                Letter with respect to unaudited interim
                  financial information                            21

27                Financial Data Schedule                          22