Form 10-Q
period 1995-06-30
U S HOME CORP /DE/
filed 1995-08-10
CIK 101640

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 Form 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1995

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under  a  plan  confirmed  by  a court.               YES   X  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at July 31, 1995
Common stock, $.01 par value                           11,232,859 shares

                           U.S. HOME CORPORATION


                                   INDEX


                                                                      Page
                                                                     Number
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets--
                  June 30, 1995 and December 31, 1994                   3

                  Consolidated Condensed Statements of
                  Operations--Three and Six Months Ended
                  June 30, 1995 and 1994                                5

                  Consolidated Condensed Statements of
                  Cash Flows --Six Months Ended
                  June 30, 1995 and 1994                                6

                  Notes to Consolidated Condensed
                  Financial Statements                                  7

                  Review by Independent Public Accountants             10

                  Report of Independent Public Accountants             11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        12

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                              15

         Item 5.  Other Information                                    16

         Item 6.  Exhibits and Reports on Form 8-K                     17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)


                                  ASSETS
                                  ------
                                               June 30,        December 31,
                                                  1995            1994
                                              ------------   --------------
                                              (Unaudited)
HOUSING:
  Cash (including restricted funds) ..         $  1,442          $  1,148
  Receivables, net ...................           31,960            22,219
  Single-family housing inventories ..          613,812           576,779
  Option deposits on real estate .....           57,781            53,621
  Deferred tax asset .................            5,043            13,727
  Other assets .......................           44,181            41,869
                                               --------          --------
                                                754,219           709,363
                                               --------          --------

FINANCIAL SERVICES:
  Cash (including restricted funds) ..            5,658             5,567
  Residential mortgage loans .........           42,893            24,672
  Other assets .......................            7,408             8,349
                                               --------          --------
                                                 55,959            38,588
                                               --------          --------

                                               $810,178          $747,951
                                               ========          ========




      The accompanying notes are an integral part of these balance sheets.

                  U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

                                                    June 30,     December 31,
                                                      1995           1994
                                                   -----------   ------------
                                                   (Unaudited)
    HOUSING:
      Current Liabilities -
       Short-term debt .........................      $ 45,642       $  8,642
       Current maturities of long-term debt ....        10,997         10,572
       Accounts payable ........................        85,070         85,581
       Accrued expenses and other
         current liabilities ...................        40,369         40,497
                                                       182,078        145,292
       Long-Term Debt ..........................       290,700        292,666
                                                      --------       --------
                                                       472,778        437,958
                                                      --------       --------

   FINANCIAL SERVICES:
      Current Liabilities -
       Short-term debt .........................        20,770         10,014
       Accrued expenses and other
         current liabilities ....................        7,757          7,481
                                                      --------       --------
                                                        28,527         17,495
      Long-Term Debt ..........................            922          1,034
                                                      --------       --------
                                                        29,449         18,529
                                                      --------       --------
      Total Liabilities .....................          502,227        456,487
                                                      --------       --------

   STOCKHOLDERS' EQUITY:
     Convertible Preferred Stock, $25 per share
       redemption value, authorized 425,765
       and 602,133  shares at June 30, 1995
       and  December 31, 1994, outstanding
       342,404 and 518,772 shares at June 30,
       1995 and December 31, 1994                        8,560         12,969
     Common Stock, $.01 par value, authorized
       50,000,000 shares, outstanding
       11,223,499 and 10,909,860 shares at
       June 30, 1995 and December 31, 1994                 112            109
     Capital In Excess of Par Value                    348,067        340,673
     Unearned Compensation on Restricted
       Stock                                            (2,455)            -
     Retained Earnings (Deficit)                       (46,333)       (62,287)
                                                      --------       --------
       Total Stockholders' Equity                      307,951        291,464
                                                      --------       --------
                                                      $810,178       $747,951
                                                      ========       ========
      The accompanying notes are an integral part of these balance sheets.

                  U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          (Dollars in Thousands)
                                (Unaudited)

                                     Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                    -------------------     -------------------
                                     1995       1994        1995        1994
                                   ---------  ---------   ---------   --------
HOUSING:
  Operating Revenues ...........   $ 255,564  $ 238,143  $ 515,691  $ 460,143
                                   ---------  ---------  ---------  ---------
  Operating Costs and Expenses -
    Cost of products sold ......     215,664    200,001    434,010    385,805
    Selling, general and
      administrative ...........      28,250     26,430     57,392     51,477
                                   ---------  ---------  ---------  ---------
                                     243,914    226,431    491,402    437,282
                                   ---------  ---------   ---------  ---------
  Housing Operating Income .....      11,650     11,712     24,289     22,861
                                   ---------  ---------  ---------  ---------

FINANCIAL SERVICES:
  Operating Revenues ...........       3,714      2,943      6,789      6,243
                                   ---------  ---------  ---------  ---------
  Operating Costs and Expenses -
    General and administrative .       2,761      2,786      5,385      5,452
    Interest ...................         100        113        166        320
                                   ---------  ---------  ---------  ---------
                                       2,861      2,899      5,551      5,772
                                   ---------  ---------  ---------  ---------

  Financial Services Operating
         Income ................         853         44      1,238        471
                                   ---------  ---------  ---------  ---------


INCOME BEFORE INCOME TAXES .....      12,503     11,756     25,527     23,332

PROVISION FOR INCOME TAXES .....       4,689      4,584      9,573      9,099
                                   ---------  ---------  ---------  ---------

NET INCOME .....................   $   7,814  $   7,172  $  15,954  $  14,233
                                   =========  =========  =========  =========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
     Primary ...................   $     .67  $     .63  $    1.37  $    1.23
                                   =========  =========  =========  =========
     Fully diluted .............   $     .59  $     .55  $    1.20  $    1.07
                                   =========  =========  =========  =========

         The accompanying notes are an integral part of these statements.

                  U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)

                                                         Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                        1995           1994
                                                    -----------     ---------
   Net Cash Used by Operating Activities ..          $ (41,875)     $ (17,309)
                                                     ---------      ---------

   Net Cash Flows From Investing Activities:
     Purchase of property, plant and equipment,
       net of disposals ...........                     (1,480)          (789)
     Proceeds from investments in mortgages                390            866
     Decrease (increase) in restricted cash                125            (30)
     Other ........................                       (437)          (279)
                                                     ---------      ---------
     Net cash used by investing activities              (1,402)          (232)
                                                     ---------      ---------

   Net Cash Flows From Financing Activities:
     Proceeds from short-term debt, net of
       repayment ..................                     47,757          5,720
     Long-term debt assumed .......                       --            1,037
     Repayment of long-term debt ..                     (3,970)        (3,659)
                                                     ---------      ---------
   Net cash provided by financing activities .          43,787          3,098
                                                     ---------      ---------

   Net Increase (Decrease) in Cash                         510        (14,443)
   Cash At Beginning of Period ....                      2,050         15,829
                                                     ---------      ---------
   Cash At End of Period ..........                  $   2,560      $   1,386
                                                     =========      =========


   Supplemental Disclosure:
     Interest paid, before amount capitalized -
       Housing ....................                  $  15,599      $  14,650
       Financial Services .........                        150            372
                                                     ---------      ---------
                                                     $  15,749      $  15,022
                                                     =========      =========

        The accompanying notes are an integral part of these statements.

                  U.S. HOME CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1995
                                (Unaudited)


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

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994 and its results of operations for the three and six month periods ended June 30, 1995 and 1994 and cash flows for the six month periods ended June 30, 1995 and 1994.

        Because of the seasonal nature of the Company's business, the results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results for the full year.

    (2) INVENTORIES

        The components of single-family housing inventories are as follows:

                                                        June 30,  December 31,
                                                          1995        1994
                                                       ---------  -----------
                                                       (Dollars in Thousands)

        Housing completed and under construction        $ 243,437   $ 224,870
        Models .................................           51,037      47,914
        Finished lots ..........................          115,311     118,508
        Land under development .................           59,558      60,809
        Land held for development or sale ......          144,469     124,678
                                                        ---------   ---------

                                                        $ 613,812   $ 576,779
                                                        =========   =========

    (3) SHORT-TERM DEBT

        Short-term debt consists of the following:
                                                       June 30,  December 31,
                                                         1995        1994
                                                      ---------  ------------
                                                      (Dollars in thousands)
        Housing -
          Revolving working capital facility           $ 44,753      $  7,553
          Other short-term debt ............                889         1,089
                                                       --------      --------
                                                         45,642         8,642
        Financial Services .................             20,770        10,014
                                                       --------      --------
          Total short-term debt ............           $ 66,412      $ 18,656
                                                       ========      ========


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

        In accordance with the Working Capital Facility, the Company has provided GECC liens on its cash, personal property and certain finished lots and single-family housing units, including models, with a cost of approximately $199,627,000 at June 30, 1995. This collateral has provided the Company with an available borrowing base capacity of $95,000,000 at June 30, 1995, of which $51,000,000 was outstanding, including $6,247,000 of letter of credit obligations. The Working Capital Facility contains numerous real estate and financial covenants, including an inventory-to-backlog ratio and restrictions on the incurring of additional debt, creation of liens and the purchase of land.

        Financial services short-term debt consists of an agreement with a financial institution which, as amended, provides the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), with a $35,000,000 secured revolving line of credit (the "Mortgage Credit Facility"). The Mortgage Credit Facility, which is not guaranteed by the Company, matures on August 31, 1995 and bears interest at a premium over the London Interbank Offered Rate. Certain residential mortgage loans have been pledged as collateral to secure Mortgage's obligations under the Mortgage Credit Facility. The Company expects the Mortgage Credit Facility to be renewed prior to its maturity date.

    (4) LONG-TERM DEBT

        Long-term debt consists of the following:
                                                   June 30,     December 31,
                                                      1995         1994
                                                  ---------     ------------
                                                  (Dollars in Thousands)
        Housing -
         Notes and mortgage notes payable         $  21,697      $  23,238
         9.75% Senior notes due 2003 ....           200,000        200,000
         4.875% Convertible subordinated
          debentures due 2005 ...........            80,000         80,000
                                                  ---------      ---------
                                                    301,697        303,238
         Less - Current maturities ......           (10,997)       (10,572)
                                                  ---------      ---------
                                                    290,700        292,666
        Financial Services ...............              922          1,034
                                                  ---------      ---------
         Total long-term debt ............        $ 291,622      $ 293,700
                                                  =========      =========

(5)     HOUSING INTEREST

        A summary of housing interest for the three and six month periods ended June 30, 1995 and 1994 follows (dollars in thousands):
                                                       Three Month Period
                                                   -------------------------
                                                       1995         1994
                                                   ---------      ---------
        Capitalized at beginning of period         $  56,749      $  54,884
        Capitalized ......................             7,958          7,673
        Included in cost of sales ........            (6,709)        (7,337)
        Included in other ................              (360)           (16)
                                                   ---------      ---------
        Capitalized at end of period .....         $  57,638      $  55,204
                                                   =========      =========

                                                       Six Month Period
                                                   -------------------------
                                                       1995         1994
                                                   ---------      ---------
        Capitalized at beginning of period         $  56,082      $  55,580
        Capitalized ......................            15,797         15,272
        Included in cost of sales ........           (13,731)       (14,196)
        Included in other ................              (510)        (1,452)
                                                   ---------      ---------
        Capitalized at end of period .....         $  57,638      $  55,204
                                                   =========      =========

    (6) INCOME PER SHARE

        The  following   weighted  average  number  of  common  and  common
        equivalent shares were used to compute income per share for the three and six month periods ended June 30, 1995 and 1994:

                              Three Month Period       Six Month Period
                           ----------------------    -----------------------
                               1995         1994        1995         1994
                           ----------   ----------   ----------   ----------
          Primary          11,616,415   11,373,960   11,603,862   11,568,389
          Fully diluted    14,129,263   13,627,481   14,122,072   13,821,910

        The weighted average number of common and common equivalent shares outstanding for primary income per share includes the dilutive effect of the convertible redeemable preferred stock and Class B warrants and the assumed exercise of stock options. No effect was given to the shares that would be issuable on exercise of the warrants and stock options in the three month period ended June 30, 1994 and issuable on exercise of stock options in the six month period ended June 30, 1994, since they were antidilutive. Fully diluted income per share includes the assumed conversion of the convertible subordinated debentures.

                 REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

        Arthur Andersen LLP, independent public accountants, have performed a review of the consolidated condensed balance sheet as of June 30, 1995 and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 1995 and 1994 and cash flows for the six month periods ended June 30, 1995 and 1994 included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO  U.S. HOME CORPORATION:

We have reviewed the accompanying consolidated condensed balance sheet of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of June 30, 1995, and the related consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994 and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of U.S. Home Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 8, 1995, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                           /s/  ARTHUR ANDERSEN LLP
                                           ------------------------
                                           ARTHUR ANDERSEN LLP


Houston, Texas
July 21, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                  Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                 Three Months Ended       Six Months Ended
                                       June 30,             June 30,
                                ---------------------   ---------------------
                                   1995        1994       1995        1994
                                ---------   ---------   ---------   ---------
   Revenues -
     Single-family homes .......$ 251,406   $ 229,554   $ 507,779   $ 448,094
     Land and other ............    4,158       8,589       7,912      12,049
                                ---------   ---------   ---------   ---------
       Total  ..................$ 255,564   $ 238,143   $ 515,691   $ 460,143
                                =========   =========   =========   =========

   Single-family homes -
     Gross margin amount .......$  39,699   $  37,168   $  80,945   $  72,610
     Gross margin percentage ...     15.8%       16.2%       15.9%       16.2%
     Units delivered ...........    1,599       1,511       3,248       2,991
     Average sales price .......$ 157,200   $ 151,900   $ 156,300   $ 149,800
     New orders taken ..........    1,868       1,571       4,145       3,911
     Backlog at end of period ..                            3,448       3,624

   Selling, general and
     administrative expenses as
     a percentage of housing
     revenues ..................     11.1%       11.1%       11.1%       11.2%

   Interest expense -
     Paid and accrued ..........$   7,958   $   7,673   $  15,797   $  15,272
     Capitalized ...............$   7,958   $   7,673   $  15,797   $  15,272
     Percent capitalized .......    100.0%      100.0%      100.0%      100.0%

   Capitalized interest included
     in cost of products sold ..$   6,709   $   7,337   $  13,731   $  14,196

Revenues and Gross Margin -

Revenues from sales of single-family homes for the three and six month periods ended June 30, 1995 increased 10% and 13% compared to the three and six month periods ended June 30, 1994. The increases resulted from 6% and 9% increases in the number of housing units delivered and 3% and 4% increases in average sales price. The increase in the average sales prices in 1995 was primarily due to price increases.

New orders taken for the three and six month periods ended June 30, 1995 increased 19% and 6% compared to the same periods in 1994. The increase in the second quarter of 1995 offset a 3% decrease in new orders in the first quarter of 1995. The increase in new orders taken in the second quarter of 1995 reflects the demand for new single-family homes brought about by the decrease in mortgage interest rates in the second quarter of 1995. No assurances can be given that new orders taken for the remainder of 1995 will continue at the second quarter pace. See Part II, "Item 5 - Other
Information" on page 16 for a table of unit activity by market for the three and six month periods ended June 30, 1995 and 1994.

The decrease in gross margin percentages for the three and six month periods ended June 30, 1995 from the same periods in 1994 resulted from a more competitive housing environment in 1995 than in 1994 which was created by the increase in mortgage interest rates during the last three quarters of 1994, a reduction in the demand for new single-family homes and the liquidation of excess housing inventories by other homebuilding companies in certain markets.

During the six month period ended June 30, 1995, the Company was able to minimize the impact of the more competitive housing environment upon new orders by adjusting sales price incentives and opening additional communities in existing markets. Even though mortgage interest rates decreased subsequent to the first quarter of 1995, there will be continued pressure on operating margins and sales prices as long as the current competitive housing environment continues.

Selling, General and Administrative Expenses -

As a percentage of housing revenues, selling, general and administrative expenses were substantially the same in 1995 and 1994. Actual selling, general and administrative expenses for the three and six month periods ended June 30, 1995 increased by $1.8 million and $5.9 million compared to 1994. These increases were attributable to increases in volume-related expenses resulting from increased deliveries and revenues in 1995 when compared to 1994 and increases in other selling, general and administrative expenses resulting from increased activities.

                            Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                         Three Months          Six Months
                                            Ended                Ended
                                          June 30,              June 30,
                                        ----------------    -----------------
                                         1995     1994        1995     1994
                                        -------  -------    -------   -------
  U.S. Home Mortgage Corporation and
    Subsidiary                           $2,882   $2,073     $5,154   $4,662
  Other financial services operations       832      870      1,635    1,581
                                         ------   ------     ------   ------
                                         $3,714   $2,943     $6,789   $6,243
                                         ======   ======     ======   ======

The increase in U.S. Home Mortgage Corporation and subsidiary's("Mortgage") revenues for the three and six month periods ended June 30, 1995 when compared to the three and six month month periods ended June 30, 1994 was primarily due to an increase in mortgage loan originations and income from the sale of mortgage loans and servicing rights.

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

The net cash provided or used by the operating, investing and financing activities of the housing operations for the six month periods ended June 30, 1995 and 1994 is summarized below (dollars in thousands):

                                                    1995            1994
                                                 --------        --------
          Net cash provided (used) by:
            Operating activities                 $(32,514)       $(38,359)
            Investing activities                   (1,473)           (936)
            Financing activities                   33,142          16,444
                                                 --------        --------
          Net decrease in cash                   $   (845)       $(22,851)
                                                 ========        ========


Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Cash flows from housing operating activities for 1995 used less cash compared to 1994 primarily due to a decrease in receivables, construction and land asset activities and the timing of payments related to housing activities.

Cash flow from housing financing activities for 1995 increased from the same period in 1994 primarily due to increased net borrowings under the Working Capital Facility.

The Company anticipates that cash flow from operations and amounts available under the Working Capital Facility will be sufficient to meet its working capital obligations.

                            Financial Services

Mortgage's activities represent a substantial portion all of the financial services segment's activities. As loan originations by Mortgage are primarily from housing units delivered by the Company's homebuilding operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

Financial services operating activities are affected primarily by Mortgage's loan originations which result in the sale of mortgage loans and related servicing rights to third party investors. Cash flows from financial services operating activities are also affected by the timing of the sales of loans and servicing rights which generally are sold to investors within 30 days after homes are delivered. In this regard, cash flows from financial services operating activities for 1995 used more cash compared to 1994 primarily due to an increase in residential mortgage loan receivables.

The Company finances its financial services operations primarily from internally generated funds, such as the origination and sale of residential mortgage loans and related servicing rights, and short-term debt. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of a $35 million secured revolving line of credit, as amended (the "Mortgage Credit Facility"), which matures August 31, 1995. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

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

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders was held on April 26, 1995. The following members were re-elected to the Board of Directors to hold office until the annual meeting of stockholders in 1996:

               Nominee                    In Favor            Withheld
               -------                   ----------           --------
            Glen Adams                   10,007,432             78,470
            Steven L. Gerard             10,038,165             47,737
            Kenneth J. Hanau, Jr.        10,036,236             49,666
            Charles A. McKee             10,034,612             51,290

     Additional items voted upon were:

       (a) The Corporate Officers and Presidents of Operations Restricted Stock Plan which provides for an award, on a one time basis, of the Company's common stock, $.01 par value, to corporate officers and presidents of operations of the Company.

       (b) Appointment of Arthur Andersen LLP, independent public accountants, to examine the Company's financial statements for 1995.

     The votes of the stockholders on these items were as follows:

                                                               Broker
          Item     In Favor         Opposed     Abstained      Non-Vote
          ----    -----------       -------     ---------    -------------
          (a)      9,696,240        193,831        47,146         -
          (b)      9,998,278         62,437        25,187         -

Item 5. Other Information

     The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by market for the three and six month periods ended June 30, 1995 and 1994:

      Market                   New Orders         Deliveries
      ---------------        ---------------    --------------
                               1995    1994      1995    1994
                              -----   -----      ----   -----
      Three Month Period -
      Florida                   541     472       535     410
      Mountain -
        Arizona                 257     210       207     251
        Colorado                273     199       286     209
        Nevada                  111     105        64      71
      Northeast/Midwest -
        Indiana/Ohio             49       -         9       -
        Maryland/Virginia       114      86        82      80
        Minnesota               133     103        67     106
        New Jersey               69      75        43      53
      California                147     135       131     174
      Texas                     174     186       175     157
                              -----   -----     -----   -----
                              1,868   1,571     1,599   1,511
                              =====   =====     =====   =====

           Market              New Orders         Deliveries      Backlog
      ----------------       --------------     -------------   -----------
                               1995    1994      1995    1994    1995   1994
                              -----   -----     -----   -----  -----  -----
      Six Month Period -
      Florida                 1,326   1,408     1,205     840  1,267  1,535
      Mountain -
        Arizona                 543     518       394     506    412    400
        Colorado                698     493       541     412    547    557
        Nevada                  188     196       128     138    150    139
      Northeast/Midwest -
        Indiana/Ohio             64       -        16       -     58      -
        Maryland/Virginia       225     184       154     177    153    138
        Minnesota               203     235       127     197    163    182
        New Jersey              139     117       122      95    186    111
      California                326     360       232     326    180    171
      Texas                     433     400       329     300    332    391
                              -----   -----     -----   -----  -----  -----
                              4,145   3,911     3,248   2,991  3,448  3,624
                              =====   =====     =====   =====  =====  =====

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 10.1 - Tenth Amendment to Warehousing Credit and Security
                         Agreement (single-family mortgage loans), dated as of June 1, 1995, between U.S. Home Mortgage Corporation and Residential Funding Corporation

          Exhibit 10.2 - Eleventh Amendment to Warehousing Credit and Secuity
                         Agreement (single-family mortgage loans), dated as of July 24, 1995, between U.S. Home Mortgage Corporation and Residential Funding Corporation

          Exhibit 10.3 - U.S. Home Corporation's Corporate Officers and
                         Presidents of Operations Restricted Stock Plan. Incorporated by reference from exhibit 10.8 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

          Exhibit 11   - Computation of Income Per Common Share

          Exhibit 15   - Letter with respect to unaudited interim financial
                         information

          Exhibit 27   - Financial Data Schedule

     (b)  Reports on Form 8-K

    No Current Report on Form 8-K was filed by the Company during April, May or June 1995.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. HOME CORPORATION

Date:             August 9, 1995        /s/ Isaac Heimbinder
                                        --------------------------
                                        Isaac Heimbinder
                                        President, Co-Chief Executive Officer
                                        and Chief Operating Officer



Date:             August 9, 1995       /s/ Chester P. Sadowski
                                       -------------------------------------
                                       Chester P. Sadowski
                                       Vice President, Controller
                                       and Chief Accounting Officer

                             INDEX OF EXHIBITS


                                                                   Sequential
                                                                     Numbered
                                                                      Page
  Exhibit
  Number

   10.1    Tenth Amendment to Warehousing Credit and Security
           Agreement (single-familey mortgage loans), dated as of June 1, 1995, between U.S. Home Mortgage Corporation and Residential Funding corporation

   10.2    Eleventh Amendment to Warehousing Credit and Security
           Agreement (single family mortgage loans), dated as of July 24, 1995, between U.S. Home Mortgage Corporation and Residential Funding Corporation

   11      Computation of Income Per Common Share

   15 Letter with respect to unaudited interim financial information

   27      Financial Data Schedule