Form 10-Q
period 1995-09-30
U S HOME CORP /DE/
filed 1995-11-03
CIK 101640

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-Q


(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

                                      OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to_________________.

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

        Class                                Outstanding at October 31, 1995
Common stock, $.01 par value                          11,233,950 shares

                           U.S. HOME CORPORATION


                                   INDEX


                                                                          Page
                                                                        Number
                                                                        ------
Part I.     Financial Information

            Item 1.   Financial Statements

                      Consolidated  Condensed Balance  Sheets--
                      September  30, 1995 and December 31, 1994             3

                      Consolidated Condensed Statements of Operations--
                      Three and Nine Months Ended
                      September 30, 1995 and 1994                           5

                      Consolidated Condensed Statements of Cash Flows --
                      Nine Months Ended September 30, 1995 and 1994         6

                      Notes to Consolidated Condensed Financial
                      Statements                                            7

                      Review by Independent Public Accountants             10

                      Report of Independent Public Accountants             11

            Item 2.   Management's  Discussion and Analysis of
                      Financial Condition and Results of Operations        12

Part II.    Other Information

            Item 2.   Changes in Securities                                15

            Item 5.   Other Information                                    15

            Item 6.   Exhibits and Reports on Form 8-K                     17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                  U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)


                                  ASSETS
                                  ------
                                                 September 30,    December 31,
                                                      1995            1994
                                                 -------------    ------------
                                                 (Unaudited)
HOUSING:
   Cash (including restricted funds) ...........      $   1,647      $   1,148
   Receivables, net ............................         52,017         27,471
   Single-family housing inventories ...........        629,434        576,779
   Option deposits on real estate ..............         57,990         53,621
   Deferred tax asset ..........................           --           13,727
   Other assets ................................         43,242         41,869
                                                      ---------      ---------
                                                        784,330        714,615
                                                      =========      =========

FINANCIAL SERVICES:
   Cash (including restricted funds) ...........          4,731          5,567
   Residential mortgage loans ..................         44,642         24,672
   Other assets ................................          7,103          8,349
                                                      ---------      ---------
                                                         56,476         38,588
                                                      ---------      ---------

                                                       $840,806      $ 753,203
                                                      =========      =========




   The accompanying notes are an integral part of these balance sheets.

                  U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                  -------------------------------------

                                                    September 30,  December 31,
                                                        1995          1994
                                                    ------------   -----------
                                                    (Unaudited)
   HOUSING:
     Current Liabilities -
       Short-term debt                                $ 46,644        $  8,642
       Current maturities of long-term debt             11,912          10,572
       Accounts payable                                 85,114          85,581
       Accrued expenses and other
         current liabilities                            48,561          40,497
                                                      --------        --------
                                                       192,231         145,292
     Long-Term Debt                                    288,887         292,666
                                                      --------        --------
                                                       481,118         437,958
                                                      --------        --------
   FINANCIAL SERVICES:
     Current Liabilities -
       Short-term debt                                  21,628          10,014
       Accrued expenses and other
         current liabilities                            20,272          12,733
                                                      --------        --------
                                                        41,900          22,747
     Long-Term Debt                                         -            1,034
                                                      --------        --------
                                                        41,900          23,781
                                                      --------        --------
         Total Liabilities                             523,018         461,739
                                                      --------        --------

   STOCKHOLDERS' EQUITY:
     Convertible Preferred Stock,  $25 per share
       redemption value, authorized 412,221
       and 602,133 shares at September 30, 1995
       and December  31,  1994,  outstanding
       327,878  and  518,772  shares at
       September 30, 1995 and December 31, 1994          8,197          12,969
     Common Stock, $.01 par value, authorized
       50,000,000 shares, outstanding
       11,233,950 and 10,909,860 shares at
       September 30, 1995 and December 31, 1994            112             109
     Capital In Excess of Par Value                    348,356         340,673
     Unearned Compensation on Restricted Stock          (2,383)             -
     Retained Earnings (Deficit)                       (36,494)        (62,287)
                                                      --------        --------
       Total Stockholders' Equity                      317,788         291,464
                                                      --------        --------
                                                      $840,806        $753,203
                                                      ========        ========

   The accompanying notes are an integral part of these balance sheets.

                  U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          (Dollars in Thousands)
                                (Unaudited)

                                           Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                          ---------------------   ---------------------
                                            1995         1994        1995        1994
                                          ---------   ---------   ---------   ---------
   HOUSING:
    Operating Revenues .................. $ 282,422   $ 252,553   $ 798,113   $ 712,696
                                          ---------   ---------   ---------   ---------
    Operating Costs and Expenses -
      Cost of products sold .............   237,900     211,597     671,910     597,402
      Selling, general and administrative    29,920      27,214      87,312      78,691
                                          ---------   ---------   ---------   ---------
                                            267,820     238,811     759,222     676,093
                                          ---------   ---------   ---------   ---------
    Housing Operating Income ............    14,602      13,742      38,891      36,603
                                          ---------   ---------   ---------   ---------

  FINANCIAL SERVICES:
    Operating Revenues ..................     4,286       3,287      11,075       9,530
                                          ---------   ---------   ---------   ---------
    Operating Costs and Expenses -
      General and administrative ........     2,862       2,713       8,247       8,165
      Interest ..........................       283         108         449         428
                                          ---------   ---------   ---------   ---------
                                              3,145       2,821       8,696       8,593
                                          ---------   ---------   ---------   ---------

    Financial Services Operating
      Income ............................     1,141         466       2,379         937
                                          ---------   ---------   ---------   ---------

  INCOME BEFORE INCOME TAXES ............    15,743      14,208      41,270      37,540

  PROVISION FOR INCOME TAXES ............     5,904       4,978      15,477      14,077
                                          ---------   ---------   ---------   ---------

  NET INCOME ............................ $   9,839   $   9,230   $  25,793   $  23,463
                                          =========   =========   =========   =========

  INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE:
       Primary .......................... $     .83   $     .81   $    2.22   $    2.05
                                          =========   =========   =========   =========
       Fully diluted .................... $     .72   $     .70   $    1.91   $    1.77
                                          =========   =========   =========   =========

     The accompanying notes are an integral part of these statements.

                  U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                       -----------------------
                                                         1995          1994
                                                       ----------   ----------
    Net Cash Used by Operating Activities .......      $  (42,963)  $  (16,208)
                                                       ----------   ----------

    Net Cash Flows From Investing Activities:
      Purchase of property, plant and equipment,
        net of disposals ........................          (1,920)      (1,221)
      Proceeds from investments in mortgages ....           1,386          949
      Decrease (increase) in restricted cash ....            (264)         244
      Other .....................................            (666)        (436)
                                                       ----------   ----------
      Net cash used by investing activities .....          (1,464)        (464)
                                                       ----------   ----------

    Net Cash Flows From Financing Activities:
      Proceeds from short-term debt, net of
        repayment ...............................          49,616        6,431
      Long-term debt assumed ....................            --          1,037
      Repayment of long-term debt ...............          (5,790)      (5,009)
                                                       ----------   ----------
    Net cash provided by financing activities ...          43,826        2,459
                                                       ----------   ----------

    Net Decrease in Cash ........................            (601)     (14,213)
    Cash At Beginning of Period .................           2,050       15,829
                                                       ----------   ----------
    Cash At End of Period .......................      $    1,449   $    1,616
                                                       ==========   ==========

    Supplemental Disclosure:
      Interest paid, before amount capitalized -
        Housing .................................      $   18,026   $   16,761
        Financial Services ......................             403          468
                                                       ----------   ----------
                                                       $   18,429   $   17,229
                                                       ==========   ==========

        The accompanying notes are an integral part of these statements.

                  U.S. HOME CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 1995
                                (Unaudited)


    (1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The accompanying consolidated condensed balance sheet as of December 31, 1994, which has been derived from audited financial statements, and the accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
        information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994 and its results of operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine month periods ended September 30, 1995 and 1994.

        Because of the seasonal nature of the Company's business, the results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results for the full year.

    (2) INVENTORIES

        The components of single-family housing inventories are as follows:

                                                     September 30, December 31,
                                                        1995          1994
                                                     ------------    ----------
                                                       (Dollars in Thousands)

        Housing completed and under construction ....   $253,107      $224,870
        Models ......................................     57,064        47,914
        Finished lots ...............................    111,737       118,508
        Land under development ......................     53,485        60,809
        Land held for development or sale ...........    154,041       124,678
                                                        --------      --------
                                                        $629,434      $576,779
                                                        ========      ========

    (3) SHORT-TERM DEBT

        Short-term debt consists of the following:
                                                  September 30,  December 31,
                                                     1995            1994
                                                  -------------  ------------
                                                  (Dollars in thousands)
         Housing -
           Revolving credit agreement ............ $     -         $     -
           Revolving working capital facility ....   44,939           7,553
           Other short-term debt .................    1,705           1,089
                                                   --------        --------
                                                     46,644           8,642
         Financial Services .....................    21,628          10,014
                                                   --------        --------
           Total short-term debt ................  $ 68,272        $ 18,656
                                                   ========        ========

        On September 29, 1995, the Company entered into a three year unsecured revolving credit agreement (the "Credit Agreement") with a group of banks, which on October 5, 1995, replaced the secured revolving working capital facility when all amounts outstanding under that facility were repaid. The Credit Agreement enables the Company to borrow up to a maximum of $130,000,000 of which up to $20,000,000 may be used for letter of credit obligations, subject to a borrowing base limitation. At September 30, 1995, approximately all of the Credit Agreement commitment would have been available for borrowing. Borrowings under the Credit Agreement bear interest at a premium over the Eurodollar rate or a bank corporate base rate. The Credit Agreement expires on September 29, 1998, but may be extended annually for successive one year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

        Financial services short-term debt consists of an agreement with a financial institution whereby the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $35,000,000 under a revolving line of credit (the "Mortgage Credit Facility") secured by residential mortgage loans. The Mortgage Credit Facility, which is not guaranteed by the Company, was amended and renewed on August 31, 1995 under substantially the same terms and conditions as the previous agreement, matures on August 31, 1996 and bears interest at a premium over the London Interbank Offered Rate.

    (4) LONG-TERM DEBT

        Long-term debt consists of the following:
                                                September 30,  December 31,
                                                    1995           1994
                                                -------------  ------------
                                                (Dollars in Thousands)
         Housing -
           Notes and mortgage notes payable       $ 20,799        $ 23,238
           9.75% Senior notes due 2003             200,000         200,000
           4.875% Convertible subordinated
               debentures due 2005                  80,000          80,000
                                                  --------        --------
                                                   300,799         303,238
           Less - Current maturities               (11,912)        (10,572)
                                                  --------        --------
                                                   288,887         292,666
         Financial Services                             -            1,034
                                                  --------        --------
           Total long-term debt                   $288,887        $293,700
                                                  ========        ========

   (5)  HOUSING INTEREST

        A summary of housing interest for the three and nine month periods ended September 30, 1995 and 1994 follows (dollars in thousands):
                                                   Three Month Period
                                                -----------------------
                                                   1995          1994
                                                ---------    ---------
        Capitalized at beginning of period      $ 57,638     $ 55,204
        Capitalized                                8,375        7,635
        Included in cost of sales                 (6,604)      (7,439)
        Included in other                             (1)          -
                                                --------     --------
        Capitalized at end of period            $ 59,408     $ 55,400
                                                ========     ========

                                                  Nine Month Period
                                                ----------------------
                                                   1995          1994
                                                ---------   ----------
        Capitalized at beginning of period      $ 56,082     $ 55,580
        Capitalized                               24,172       22,907
        Included in cost of sales                (20,335)     (21,635)
        Included in other                           (511)      (1,452)
                                                --------     --------
        Capitalized at end of period            $ 59,408     $ 55,400
                                                ========     ========

 (6)    INCOME PER SHARE

        The  following   weighted  average  number  of  common  and  common
        equivalent shares were used to compute income per share for the three and nine month periods ended September 30, 1995 and 1994:

                           Three Month Period         Nine Month Period
                         -----------------------    -----------------------
                             1995         1994          1995         1994
                         ----------   ----------    ----------   ----------
        Primary          11,908,385   11,373,744    11,607,984   11,430,981
        Fully diluted    14,250,376   13,627,265    14,267,372   13,684,502

        The weighted average number of common and common equivalent shares outstanding for primary income per share includes the dilutive effect of the convertible redeemable preferred stock and Class B warrants and the assumed exercise of stock options. However, no effect was given to the shares that would be issuable on the assumed exercise of the warrants and stock options in the three month period ended September 30, 1994 and issuable on the assumed exercise of stock options in the nine month period ended September 30, 1994, since they were antidilutive. Fully diluted income per share includes the assumed conversion of the convertible subordinated debentures.


    (7) INCOME TAXES

        Income tax provisions for the interim periods are estimated based on projections of a 38% annual effective tax rate. The effective tax rate for the period from January 1, 1994 to June 30, 1994 was 39%. During the third quarter of 1994, the Company determined that the effective tax rate for 1994 (and for all subsequent periods through the present) would be approximately 38%. The effect of this change reduced the Company's income tax provision for the three month period ended September 30, 1994 by $350,000 and resulted in an effective tax rate for the third quarter of 1994 of approximately 35%.

                 REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

    Arthur Andersen LLP, independent public accountants, have performed a review of the consolidated condensed balance sheet as of September 30, 1995 and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine month periods ended September 30, 1995 and 1994 included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO  U.S. HOME CORPORATION:

We have reviewed the accompanying consolidated condensed balance sheet of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of September 30, 1995, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



                                                  /s/ Arthur Andersen LLP
                                                  -------------------------
                                                  ARTHUR ANDERSEN LLP


Houston, Texas
October 19, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                  Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                   Three Months Ended       Nine Months Ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                      1995       1994       1995          1994
                                  ---------   ---------   ---------  ---------
   Revenues -
     Single-family homes .......  $ 280,223   $ 249,691   $ 788,002  $ 697,785
     Land and other ............      2,199       2,862      10,111     14,911
                                  ---------   ---------   ---------  ---------
      Total ..................    $ 282,422   $ 252,553   $ 798,113  $ 712,696
                                  =========   =========   =========  =========

   Single-family homes -
     Gross margin amount .......  $  45,396   $  40,422   $ 126,340  $ 113,052
     Gross margin percentage ...       16.2%       16.2%       16.0%      16.2%
     Units delivered ...........      1,743       1,663       4,991      4,654
     Average sales price .......  $ 160,800   $ 150,100   $ 157,900  $ 149,900
     New orders taken ..........      1,612       1,483       5,757      5,394
     Backlog at end of period ..                              3,317      3,444

   Selling, general and
     administrative expenses as
     a percentage of housing
     revenues ..................       10.6%       10.8%       10.9%      11.0%

   Interest expense -
     Paid and accrued ..........  $   8,375    $   7,635   $  24,172  $  22,907
     Capitalized ...............  $   8,375    $   7,635   $  24,172  $  22,907
     Percent capitalized .......      100.0%       100.0%      100.0%     100.0%

   Capitalized interest included
     in cost of products sold ..  $   6,604    $   7,439   $  20,335  $  21,635

Revenues and Gross Margin -

Revenues from sales of single-family homes for the three and nine month periods ended September 30, 1995 increased 12% and 13% compared to the three and nine month periods ended September 30, 1994. The increases resulted from 5% and 7% increases in the number of housing units delivered and 7% and 5% increases in average sales price. The increase in the average sales prices in 1995 was primarily due to price increases.

New orders taken for the three and nine month periods ended September 30, 1995 increased 9% and 7% compared to the same periods in 1994. See Part II, "Item 5 - Other Information" on page 16 for a table of unit activity by market for the three and nine month periods ended September 30, 1995 and 1994.

Selling, General and Administrative Expenses -

As a percentage of housing revenues, selling, general and administrative expenses for 1995 have declined when compared to 1994. Actual selling, general and administrative expenses for the three and nine month periods ended September 30, 1995 increased by $2.7 million and $8.6 million compared to 1994. These increases were attributable to increases in volume-related expenses resulting from increased deliveries and revenues in 1995 when compared to 1994 and increases in other selling, general and administrative expenses resulting from increased activities.

                            Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                           Three Months          Nine Months
                                               Ended               Ended
                                           September 30,       September 30,
                                        ------------------  ------------------
                                          1995     1994      1995     1994
                                        --------  --------  --------  --------
  U.S. Home Mortgage Corporation and
    Subsidiary .......................  $  3,629  $  2,499  $  8,783  $  7,161
  Other financial services operations        657       788     2,292     2,369
                                        --------  --------  --------  --------
                                        $  4,286  $  3,287  $ 11,075  $  9,530
                                        ========  ========  ========  ========

The increase in U.S. Home Mortgage Corporation and subsidiary's("Mortgage") revenues for the three and nine month periods ended September 30, 1995 when compared to the three and nine month periods ended September 30, 1994 was primarily due to an increase in mortgage loan originations and income from the sale of mortgage loans and servicing rights.

Financial Condition and Liquidity

                                  Housing

The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of houses, and the margins thereon, the utilization of Company-owned lots and periodic borrowings under its financing facilities. The Company expects, on a long-term basis, that operations will generate cash to meet substantially all of its housing cash flow needs and that a financing facility, such as the new $130 million unsecured Credit Agreement entered into in September 1995 (which replaced the Company's secured working capital facility), would be utilized to meet peek operating needs. The Company anticipates that the borrowing base limitations of the Credit Agreement will not restrict its ability to borrow under such Agreement. See Note 3 of Notes to Consolidated Condensed Financial Statements. Further, the Company attempts to reduce initial cash requirements with respect to investments in land, thereby increasing its financial flexibility and reducing its risk by limiting the amount invested in land owned directly by the Company by emphasizing land acquisitions using rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots for a fixed price on a scheduled or "as needed" basis. The Company intends to continue, where possible, to use Company-owned lots in inventory to generate additional cash flow. The Company believes that these steps result in reduced carrying costs and limited exposure to market changes and direct land investments. The net cash provided or used by the operating, investing and financing activities of the housing operations for the nine month periods ended September 30, 1995 and 1994 is summarized below (dollars in thousands):

                                              1995            1994
                                            --------        --------
     Net cash provided (used) by:
       Operating activities                 $(32,927)       $(36,840)
       Investing activities                   (2,090)         (1,172)
       Financing activities                   33,246          15,073
                                            --------        --------
     Net decrease in cash                   $ (1,771)       $(22,939)
                                            ========        ========


Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing construction and land asset activities increased in both 1995 and 1994; however, housing operating activities for 1995 used less cash compared to 1994 primarily due to increased profitability and the timing of payments related to these activities.

Cash flow from housing financing activities for 1995 increased from the same period in 1994 primarily due to increased net borrowings under the working capital facility to finance increases in housing and land assets necessary to meet increased sales activities.

The Company anticipates that cash flow from operations and amounts available under the Credit Agreement will be sufficient to meet its working capital obligations.

                            Financial Services

Mortgage's activities represent a substantial portion of all of the financial services segment's activities. As loan originations by Mortgage are primarily from housing units delivered by the Company's homebuilding operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

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

The Company finances its financial services operations primarily from internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights, and short-term debt. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of a $35 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on August 31, 1996. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that the internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

Part II.   OTHER INFORMATION

Item 2.    Changes in Securities

        The Credit Agreement, dated as of September 29, 1995, among the Company and several banks (filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q), contains a prohibition on the payment of dividends by the Company on its capital stock (other than dividends payable in the form of its capital stock). Reference is made to
        Item 5 hereof for a description of such Credit Agreement.


Item 5.    Other Information

        On September 29, 1995, the Company entered into a $130 million three year unsecured revolving working capital credit agreement with several banks (the "Credit Agreement"). The Credit Agreement replaced the Company's $95 million secured working capital facility with General Electric Capital Corporation ("GECC"). On October 5, 1995, the Company used a portion of the initial advance under the Credit Agreement to repay all amounts outstanding under the working capital facility with GECC. See Note 3 of Notes to Consolidated Condensed Financial Statements.

        The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by market for the three and nine month periods ended September 30, 1995 and 1994:

              Market              New Orders       Deliveries
         --------------------   -------------    -------------
                                 1995    1994     1995    1994
                                -----   -----    -----   -----
         Three Month Period -
         Arizona                  296     220      230     227
         California               123     164      160     165
         Colorado                 277     198      310     218
         Florida                  429     453      466     536
         Indiana/Ohio              31       5       22       -
         Maryland/Virginia        105     103      109      97
         Minnesota                 73      65       78     114
         Nevada                    78      54       93      89
         New Jersey               101     108       88      55
         Texas                     99     113      187     162
                                 ----   -----    -----   -----
                                1,612   1,483    1,743   1,663
                                =====   =====    =====   =====

              Market              New Orders        Deliveries       Backlog
         --------------------   -------------    -------------   -------------
                                 1995    1994     1995    1994    1995   1994
                                -----   -----    -----   -----   -----  -----
         Nine Month Period -
         Arizona                  839     738      624     733     478    393
         California               449     524      392     491     143    170
         Colorado                 975     691      851     630     514    537
         Florida                1,755   1,861    1,671   1,376   1,230  1,452
         Indiana/Ohio              95       5       38      -       67      5
         Maryland/Virginia        330     287      263     274     149    144
         Minnesota                276     300      205     311     158    133
         Nevada                   266     250      221     227     135    104
         New Jersey               240     225      210     150     199    164
         Texas                    532     513      516     462     244    342
                                -----   -----    -----   -----   -----  -----
                                5,757   5,394    4,991   4,654   3,317  3,444
                                =====   =====    =====   =====   =====  =====

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits

              Exhibit 10.1  - Credit  Agreement,  dated as of
                              September  29, 1995,  between
                              U.S.  Home  Corporation and The
                              First National Bank of Chicago,
                              as Agent

              Exhibit 10.2  - First   Amended  and   Restated
                              Warehousing Credit and Security
                              Agreement (single-family mortgage
                              loans),  dated as of August 31, 1995,
                              between U.S. Home Mortgage Corporation
                              and Residential Funding Corporation

              Exhibit  11   - Computation of Income Per Common Share

              Exhibit  15   - Letter with respect to unaudited
                              interim financial information

              Exhibit  27   - Financial Data Schedule

         (b)      Reports on Form 8-K

    No Current Report on Form 8-K was filed by the Company during July, August or September 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. HOME CORPORATION

Date: November 3, 1995                   /s/ Isaac Heimbinder
                                         -------------------------------------
                                         Isaac Heimbinder
                                         President, Co-Chief Executive Officer
                                         and Chief Operating Officer



Date: November 3, 1995                   /s/ Chester P. Sadowski
                                         -------------------------------------
                                         Chester P. Sadowski
                                         Vice President, Controller
                                         and Chief Accounting Officer

                             INDEX OF EXHIBITS


                                                                    Sequential
Exhibit                                                              Numbered
Number                                                                 Page
-------                                                             ----------

10.1    Credit Agreement, dated as of September 29, 1995,
        between U.S. Home Corporation and The First National
        Bank of Chicago, as Agent                                      22

10.2 First Amended and Restated Warehousing Credit and Security Agreement (single family mortgage loans), dated as of
        August 31, 1995, between U.S. Home Mortgage Corporation
        and Residential Funding Corporation                           112

11      Computation of Income Per Common Share                        187

15      Letter with respect to unaudited interim financial
        information                                                   189

27      Financial Data Schedule                                       190