Form 10-K
period 1995-12-31
U S HOME CORP /DE/
filed 1996-02-09
CIK 101640

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)

      /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

      / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________ .

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                         NAME OF EACH
                          TITLE OF EACH CLASS                    EXCHANGE ON WHICH REGISTERED
        -------------------------------------------------------  ----------------------------
        Common Stock, $.01 par value per share                        New York Stock Exchange
        Convertible Redeemable Preferred Stock,                       New York Stock Exchange
          $.10 par value per share
        Class B Warrants to acquire Common Stock                      New York Stock Exchange

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

     As of January 31, 1996, the number of shares outstanding of Registrant's voting stock was 11,562,402 and the aggregate market value of the Registrant's voting stock held by non-affiliates was $317,235,081.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                              PART OF 10-K
                                                                           WHERE INCORPORATED
                                                                           ------------------
        Proxy Statement dated March 20, 1996 for the Annual Meeting of             III
          Stockholders to be held on April 24, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     U.S. Home Corporation ("U.S. Home" or the "Company"), organized in 1954 and incorporated in the State of Delaware in 1959, is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 200 new home communities in 32 market areas in 12 states. Since its formation, the Company has delivered more than 259,000 homes. In 1994, the Company was the fifth largest single-family on-site home builder in the United States based on homes completed and delivered and has been among the ten largest single-family on-site home builders in the United States for more than 20 years. The Company conducts substantially all of its home building business through U.S. Home, the parent company.

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

                            HOME BUILDING OPERATIONS

     The Company's primary industry segment is the on-site development of single-family residential communities. During 1995, the Company's product mix consisted of deliveries of approximately 28% affordable homes, 50% move-up homes and 22% retirement and active-adult/second homes. The Company has set a goal to increase its retirement and active-adult/second home deliveries to approximately 30% of the Company's volume. However, there can be no assurance such efforts will be successful. The Company presently has 14 retirement and active-adult/second home communities in Florida, Maryland, Nevada, New Jersey and Texas. The Company expects to begin taking new orders in three new retirement communities in Tucson, Arizona, Palm Springs, California and Naples, Florida in the second quarter of 1996.

MARKETS

     U.S. Home's building operations are currently conducted in the following market areas:

                 STATES                                  MARKET AREAS
----------------------------------------  -------------------------------------------
Arizona.................................  Phoenix and Tucson
California..............................  Bakersfield, Palmdale/Lancaster, Palm
                                          Springs and Sacramento
Colorado................................  Colorado Springs, Denver and Fort
                                          Collins/Greeley/ Loveland
Florida.................................  Bonita Springs, Clearwater/Palm
                                          Harbor/Tarpon Springs, Fort Myers, Key
                                          Largo, Naples, Orlando, Sarasota/Bradenton,
                                          Spring Hill/New Port Richey and Tampa
Indiana/Ohio............................  Indianapolis, Cleveland and Columbus
Maryland/Virginia.......................  Annapolis/Baltimore and Washington, D.C.
                                          area
Minnesota...............................  Minneapolis/St. Paul
Nevada..................................  Las Vegas
New Jersey..............................  Dover/Jackson/Monroe/Princeton and
                                          Washington/Lumberton
Texas...................................  Austin, Dallas/Fort Worth, Houston,
                                          McAllen/Harlingen/Brownsville and San
                                          Antonio

     The Company seeks to maintain geographic diversity and thus reduce the potential risk of economic volatility in any given market.

     The Company's home building and marketing activities are conducted under the name of U.S. Home in each of its markets except in Minneapolis/St. Paul where the Company markets its homes under the name of Orrin Thompson Homes and in Florida where homes are marketed under the name of Rutenberg Homes as well as U.S. Home.

     Set forth below are revenues for the Company from the sale of single-family homes by state for each of the last three fiscal years:

                                                             YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                         STATES                           1995          1994         1993
    ------------------------------------------------    ---------     --------     --------
                                                              (DOLLARS IN THOUSANDS)
    Arizona.........................................   $  125,103     $128,343     $ 85,784
    California......................................       89,662      107,625      104,416
    Colorado........................................      171,733      138,409      103,769
    Florida.........................................      349,526      293,278      243,130
    Indiana/Ohio....................................       13,923           --           --
    Maryland/Virginia...............................       69,944       67,689       49,913
    Minnesota.......................................       55,746       67,496       64,645
    Nevada..........................................       48,030       43,540       28,946
    New Jersey......................................       63,160       39,198       31,810
    Texas...........................................       88,379       79,173       77,061
                                                       ----------     --------     --------
                                                       $1,075,206     $964,751     $789,474
                                                       ==========     ========     ========

     Set forth below are tables providing information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers and backlog of single-family homes by state for each of the last three fiscal years:

NEW ORDERS TAKEN

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                              STATES                              1995      1994      1993
    ----------------------------------------------------------    -----     -----     -----
    Arizona...................................................    1,015       845       931
    California................................................      533       592       722
    Colorado..................................................    1,172       812       841
    Florida...................................................    2,081     2,127     1,979
    Indiana/Ohio..............................................      118        10        --
    Maryland/Virginia.........................................      400       333       334
    Minnesota.................................................      322       339       493
    Nevada....................................................      335       308       249
    New Jersey................................................      321       283       210
    Texas.....................................................      662       585       659
                                                                  -----     -----     -----
                                                                  6,959     6,234     6,418
                                                                  =====     =====     =====

DELIVERIES

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                               STATES                             1995      1994      1993
    ------------------------------------------------------------  -----     -----     -----
    Arizona.....................................................    893       970       729
    California..................................................    508       643       692
    Colorado....................................................  1,100       898       674
    Florida.....................................................  2,241     1,948     1,705
    Indiana/Ohio................................................     66        --        --
    Maryland/Virginia...........................................    369       382       301
    Minnesota...................................................    290       396       457
    Nevada......................................................    306       299       206
    New Jersey..................................................    307       203       175
    Texas.......................................................    699       648       647
                                                                  -----     -----     -----
                                                                  6,779     6,387     5,586
                                                                  =====     =====     =====

BACKLOG(1)

                                                                     AS OF DECEMBER 31,
                                                                  -------------------------
                               STATES                             1995      1994      1993
    ------------------------------------------------------------  -----     -----     -----
    Arizona.....................................................    385       263       388
    California..................................................    111        86       137
    Colorado....................................................    462       390       476
    Florida.....................................................    986     1,146       967
    Indiana/Ohio................................................     62        10        --
    Maryland/Virginia...........................................    113        82       131
    Minnesota...................................................    119        87       144
    Nevada......................................................    119        90        81
    New Jersey..................................................    183       169        89
    Texas.......................................................    191       228       291
                                                                  -----     -----     -----
                                                                  2,731     2,551     2,704
                                                                  =====     =====     =====

---------------

(1) Homes under contract for sale but not delivered at end of year.

     The Company anticipates that substantially all of its backlog units, net of cancellations, as of December 31, 1995 will be completed and delivered during 1996. While operations in certain market areas are affected by seasonal factors which limit on-site building and sales activities, the Company's ability to build and deliver its backlog is not considered to be seriously affected by such factors.

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

     The Company's product lines include both single-family detached and attached homes. During 1995, 1994 and 1993, approximately 85% of the homes delivered were single-family detached. The number of units and average sales prices of single-family homes delivered in 1995, 1994 and 1993 were as follows:

                                                    SINGLE-FAMILY               SINGLE-FAMILY
                                                      DETACHED                    ATTACHED
                                               -----------------------     -----------------------
                                                NUMBER       AVERAGE        NUMBER       AVERAGE
                                               OF UNITS    SALES PRICE     OF UNITS    SALES PRICE
                                               --------    -----------     --------    -----------
        1995.................................    5,708      $ 162,800        1,071      $ 136,400
        1994.................................    5,411        155,200          976        127,900
        1993.................................    4,773        145,000          813        119,500

The increases in the average sales prices of single-family detached and attached homes in 1995 and 1994 were primarily due to price increases.

     In 1995, the national average sales prices of new single-family homes (both detached and attached) as reported on a preliminary basis by the U.S. Census Bureau was $156,500 compared with an average sales price of $158,600 for the Company.

     Variations in the general product and customer mix may exist from year to year based on shifts in local market demand or product availability. The table below sets forth the mix of the Company's deliveries for the affordable, move-up and retirement and active-adult/second home products during the last three years:

                                                                     1995     1994     1993
                                                                     ----     ----     ----
    Affordable.....................................................   28%      34%      31%
    Move-up........................................................   50%      47%      54%
    Retirement and active-adult/second home........................   22%      19%      15%

     Many purchasers finance a large portion of the purchase price of a home through conventional or government insured/guaranteed mortgages from lending institutions. The Company generally assists purchasers in obtaining mortgages. Approximately 82% of the homes delivered in 1995, and 85% delivered in 1994 and 86% delivered in 1993, were purchased using mortgage financing.

     The Company takes steps to qualify certain of its homes under Veterans Administration ("VA") and Federal Housing Administration ("FHA") mortgage financing programs, which provide mortgage financing sources. During 1995, 1994 and 1993, approximately 17%, 19% and 25% of the Company's homes delivered were financed under VA and FHA mortgage programs.

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

REGULATION

     The Company and its subcontractors must comply with various federal, state and local zoning, building, pollution, environmental, health, advertising and consumer credit statutes, ordinances, rules and regulations, as well as other activities, including regulations relating to specific building materials to be used, building design and minimum elevations of properties. All of these regulations have increased the time and cost required to market the Company's products by extending the time between the initial acquisition of land and the commencement of construction. The Company's operations, like those of other home builders, have been periodically subject to moratoriums on development activities caused by insufficient water, sewage and energy-related facilities. Moratoriums in local areas have not had a material adverse effect on the Company's overall activities because of the geographic diversification of the Company's operations.

COMPETITION

     The single-family residential housing industry is highly competitive. U.S. Home competes in each of its markets, with respect to the location, design and price of its products, with numerous firms engaged in the on-site development of single-family residential housing, ranging from regional and national firms to small local companies. The Company is one of the largest on-site builders of single-family homes in the United States, ranking among the ten largest single-family on-site home builders in the United States for more than 20 years. However, because there are so many firms engaged in the single-family home building industry, the Company accounts for less than 1% of all new on-site single-family housing sales in the United States.

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

COMMUNITY DEVELOPMENT

     A significant portion of the Company's finished lot needs are currently satisfied through rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots on a scheduled basis. For example, during 1995, 56% of the Company's unit deliveries were from lots owned by the Company and 44% were from lots acquired by the exercise of rolling lot options.

     The Company's policy is that land cannot be purchased or sold without prior approval of the Company's Asset Management Committee. Asset Management Committee approval requires submission of data relating to sales forecasts, a timing schedule (e.g., estimated dates for the commencement of land development, housing construction, model opening and sales) and a projection of income and internal rate of return. All development expenditures are reviewed by the respective President of Operations prior to the commencement of development. In addition, the Company's by-laws require approval by the Company's Board of Directors of any acquisition of unimproved real property or acreage by the Company which is material to the Company in any single transaction involving an expenditure in excess of $5 million and any other material capital expenditures, borrowings (subject to certain exceptions) and other commitments by the Company in excess of $5 million per transaction (excluding transactions involving housing inventory).

     The Presidents of Operations and the Division Presidents are responsible for maintaining continuity of housing sales through awareness of trends in housing demand in each market area. Feasibility studies and market research studies are generally required before approval of the purchase of land. These studies examine the demographics of an area, including population trends, income trends, employment trends, housing stock and housing demand. Products are matched to customer profile, determined in part by the market studies and the experience of the local manager in each market.

     Housing communities are generally built in or near major metropolitan areas and are normally located in growing markets for such areas. At December 31, 1995, the Company's land and finished lot inventories totaled $330.1 million, excluding option deposits. See Note 1 of Notes to Consolidated Financial Statements. Substantially all housing communities are zoned for their intended use and serviced by utilities. As of December 31, 1995, the Company had deposits totaling $63.4 million for options to purchase undeveloped land and finished lots for home building operations for a total purchase price on exercise of approximately $296.2 million.

     The following table sets forth as of December 31, 1995, by state, the cost of certain of the Company's land inventories and the estimated number of lots controlled through direct ownership and under option which are being used or that are anticipated to be used in the Company's home building operations (dollars in thousands):

                                                                      ESTIMATED NUMBER OF
                                                                    HOUSING UNITS THAT COULD
                                                                     BE CONSTRUCTED ON LAND
                                                                   CONTROLLED AS OF DECEMBER
                                                         BOOK             31, 1995(1)
                                                       COST OF     --------------------------
                                                         LAND                UNDER
                         STATES                         OWNED      OWNED     OPTION    TOTAL
    -------------------------------------------------  --------    ------    ------    ------
    Arizona..........................................  $ 13,217       661     2,573     3,234
    California.......................................    23,922       795     1,937     2,732
    Colorado.........................................    66,937     5,372     3,083     8,455
    Florida..........................................    84,814     6,947     5,579    12,526
    Indiana/Ohio.....................................     4,799       113     1,010     1,123
    Maryland/Virginia................................    21,105       572     1,214     1,786
    Minnesota........................................    15,082       816       634     1,450
    Nevada...........................................    19,053       446       608     1,054
    New Jersey.......................................    27,540     1,450       368     1,818
    Texas............................................    25,957     2,174       568     2,742
                                                       --------    ------    ------    ------
                                                       $302,426    19,346    17,574    36,920
                                                       ========    ======    ======    ======

---------------

(1) The estimates set forth above have been prepared based on numerous assumptions made at the date hereof, many of which are beyond the control of the Company. Many of these assumptions, and hence the estimates, are subject to change. This table does not include commercial property and other properties which the Company has no current plans to use, with an aggregate cost of $27.7 million (including $9.7 million relating to land under contract for sale). In view of the various stages of development of the land owned by the Company as of December 31, 1995 (i.e., finished, under development and development not started), any per lot cost derived by dividing the book cost by the estimated number of units would not be meaningful.

     Inventory risk is substantial for all home building companies. The market value of housing inventories, finished lots and raw land can change significantly over the life of a community, reflecting dynamic market conditions. In addition, inventory carrying costs are significant which can result in losses when trying to exit a poorly performing community or market. The Company seeks to reduce its risks associated with housing inventories, finished lots and raw land through (i) maintaining its geographic diversity and
(ii) acquiring lots and land under option where possible, thereby enabling the Company to control land and lots with a smaller capital investment.

     In 1995, the Company's revenues from the sale of developed and undeveloped land amounted to $16.1 million, as compared to revenues of $16.2 million in 1994 and $8.5 million in 1993.

REORGANIZATION

     The Company and certain of its affiliates commenced proceedings (the "Cases") under Chapter 11 of Title 11 of the United States Code on April 15, 1991, in order to restructure their indebtedness and other liabilities. The Company's plan of reorganization (the "Plan") was confirmed in May 1993 by the United States Bankruptcy Court for the Southern District of New York and became effective in June 1993 (the

"Effective Date"). On the Effective Date, the Company also completed a public offering of $200 million principal amount of 9.75% senior notes due 2003, the net proceeds from which were utilized to pay a portion of the claims of certain unsecured creditors of the Company under the Plan and to repay outstanding amounts under the Company's debtor-in-possession financing facility.

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

     For additional information, see Notes 4 and 8 of Notes to Consolidated Financial Statements.

                         FINANCIAL SERVICES OPERATIONS

     The Company's second industry segment consists primarily of its mortgage banking activities. U.S. Home Mortgage Corporation ("Mortgage"), a wholly-owned subsidiary of the Company, commenced operations in 1971 and serves an important role in the Company's sale of its homes by arranging financing for customers.

     Mortgage is a Federal National Mortgage Association/Government National Mortgage Association/Federal Home Loan Mortgage Corporation approved seller-servicer, headquartered in Clearwater, Florida with branch offices in the metropolitan areas of Phoenix and Tucson, Arizona; Sacramento, California; Denver, Colorado; metropolitan Washington, D.C.; Clearwater, Fort Myers and Orlando, Florida; Minneapolis, Minnesota; Las Vegas, Nevada; and Dallas,
Texas. The Company offers a wide variety of conventional, FHA and VA financing programs through Mortgage, thereby providing prospective buyers the benefits of both conventional and government-assisted loan programs. As a mortgage banker, Mortgage originates and funds mortgage loans and sells the loans and the related servicing rights directly to investors. Loans and servicing rights are generally sold by Mortgage and funded by the investors within 30 days after home delivery. To limit its risk of interest rate fluctuations, Mortgage regularly enters into fixed price mandatory forward delivery contracts to sell mortgage-backed securities to securities dealers or fixed price forward delivery commitments to sell specific whole loans to investors on a mandatory or best efforts basis. Mortgage has a secured revolving line of credit to fund the mortgage loans on an interim basis until purchased by investors. See
Note 2 of Notes to Consolidated Financial Statements.

     The following table summarizes certain mortgage banking operating information (dollars in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------    --------    --------
    Residential mortgage loans
      Number of loans originated.........................     3,367       2,987       3,050
      Average amount of loan originated..................  $    128    $    122    $    114
      Total amount of loans originated:
         Funded by Mortgage..............................  $376,000    $308,000    $317,000
         Brokered by Mortgage............................    57,000      58,000      30,000
                                                           --------    --------    --------
              Total......................................  $433,000    $366,000    $347,000
                                                           ========    ========    ========
    Company's homes delivered financed by Mortgage as a
      percentage of Company's homes delivered which were
      financed...........................................        57%         50%         51%
    Company's homes delivered financed by Mortgage as a
      percentage of Mortgage's total originations........        95%         92%         83%

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

                             ADDITIONAL INFORMATION

EMPLOYEES

     At December 31, 1995, the Company had 1,379 employees, of whom 1,236 were employed in home building operations and 143 were employed in financial services operations. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good. The Company's single-family housing and community development operations are conducted primarily through independent subcontractors, thereby limiting the number of direct employees required.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation arising from the normal course of business, none of which, in the opinion of the Company, is expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers during 1995 and their respective ages and positions are set forth below:

              NAME                  AGE                 POSITION AND OFFICE
---------------------------------   ---    ---------------------------------------------
Robert J. Strudler...............   53     Chairman and Co-Chief Executive Officer
Isaac Heimbinder.................   52     President, Co-Chief Executive Officer and
                                           Chief Operating Officer
Craig M. Johnson.................   42     Senior Vice President -- Community
                                           Development
Gary L. Frueh....................   55     Vice President -- Tax and Audit
Thomas A. Napoli.................   54     Vice President -- Finance and Chief Financial
                                             Officer
Chester P. Sadowski..............   49     Vice President -- Controller and Chief
                                           Accounting Officer
Richard G. Slaughter.............   51     Vice President -- Planning and Secretary
Kelly F. Somoza..................   42     Vice President

     No family relationship exists among any of the executive officers of the Company.

     Each of the foregoing officers has been elected to serve in the office indicated until the first meeting of the Board of Directors following the next annual meeting of stockholders of U.S. Home and until his or her successor is elected and qualified.

     Mr. Strudler has served as Chairman and Co-Chief Executive Officer since April 26, 1995; prior thereto, he had been Chairman and Chief Executive Officer of the Company since May 12, 1986.

     Mr. Heimbinder has served as President, Co-Chief Executive Officer and Chief Operating Officer since April 26, 1995; prior thereto, he had been President and Chief Operating Officer of the Company since May 12, 1986.

     Mr. Johnson has served as Senior Vice President -- Community Development since April 26, 1995; prior thereto, he had been Vice President -- Community Development since June 11, 1992, and Executive Vice President, Community Development since October 14, 1988.

     Mr. Frueh has served as Vice President -- Tax and Audit since February 5, 1992; prior thereto, he had been Vice President -- Tax since December 18, 1986.

     Mr. Napoli has served as Vice President -- Finance and Chief Financial Officer since April 21, 1989.

     Mr. Sadowski has served as Vice President -- Controller and Chief Accounting Officer since December 17, 1987.

     Mr. Slaughter has served as Vice President -- Planning since December 18, 1986; prior thereto, he had been Secretary since June 26, 1986.

     Ms. Somoza has served as Vice President since June 11, 1992; prior thereto, she had been Director, Investor Relations since December 31, 1981. Ms. Somoza is responsible for the Company's public and investor relations, and is the administrator of the Company's profit sharing and employees' savings programs.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As of February 2, 1996, there were 3,694 holders of record of the Company's common stock, $.01 par value per share. The principal market on which the common stock is traded is the New York Stock Exchange. Information concerning the high and low sales prices for the Company's common stock for each calender quarter during 1995 and 1994 is set forth below:

                                                         YEAR ENDED            YEAR ENDED
                                                      DECEMBER 31, 1995     DECEMBER 31, 1994
   CALENDAR                                           -----------------     -----------------
   QUARTER                                             HIGH       LOW        HIGH       LOW
   --------                                           ------     ------     ------     ------
    First...........................................  $18.25     $14.75     $29.38     $20.75
    Second..........................................   25.38      16.13      22.25      14.00
    Third...........................................   25.88      20.25      18.50      14.63
    Fourth..........................................   29.25      23.25      16.38      14.38

     No dividends were paid by the Company during 1995 or 1994. The Company's credit agreement (the most restrictive of the Company's borrowing agreements) prohibits the Company from paying dividends on its capital stock, other than stock dividends.

ITEM 6. SELECTED FINANCIAL DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------
                                                  1995         1994         1993         1992         1991
                                               ----------    --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
  Operating Revenues.........................  $1,107,945    $995,311     $812,077     $689,900     $495,117
  Operating Income (Loss)....................      59,072      52,526       44,640       29,349       (4,832)
  Reorganization Items.......................          --          --        6,915       50,703        3,978
  Income Taxes...............................      22,152      19,697      (33,966)          --           --
                                               ----------    --------     --------     --------     --------
         Net Income (Loss)...................  $   36,920    $ 32,829     $ 71,691     $(21,354)    $ (8,810)
                                               ==========    ========     ========     ========     ========
  Net Income (Loss) Per Common And Common
    Equivalent Share(1):
    Primary..................................  $     3.14    $   2.89     $   6.16(2)  $  (1.89)    $   (.78)
    Fully Diluted............................  $     2.68    $   2.50     $   5.93(2)  $  (1.89)    $   (.78)
  Dividends Per Common Share.................  $       --    $     --     $     --     $     --     $     --
BALANCE SHEET DATA (at year end):
  Total Assets...............................  $  842,084    $753,203     $682,637     $545,110     $612,859
                                               ==========    ========     ========     ========     ========
  Revolving Credit Facilities --
    Housing(3)...............................  $   24,000    $  7,553     $     --     $172,373     $183,271
    Financial Services.......................      35,371      10,014       20,566       14,079           --
                                               ----------    --------     --------     --------     --------
                                               $   59,371    $ 17,567     $ 20,566     $186,452     $183,271
                                               ==========    ========     ========     ========     ========
  Senior And Convertible
    Subordinated Debt And Notes Payable --
      Housing(3).............................  $  300,599    $304,327     $311,937     $161,736     $212,846
      Financial Services.....................          --       1,034        1,102        1,797        9,934
                                               ----------    --------     --------     --------     --------
                                               $  300,599    $305,361     $313,039     $163,533     $222,780
                                               ==========    ========     ========     ========     ========

---------------

(1) Income (loss) per common and common equivalent share has been computed using the weighted average number of common and common equivalent shares outstanding, assuming the Company's current capital structure had been effective as of the beginning of all periods presented. This differs from historical primary and fully diluted income (loss) per common and common equivalent share previously reported (based on the Company's former capital structure) for the years ended December 31, 1992 and 1991, of $(.47) and $(.20), respectively. The Company believes that earnings per common share information for 1992 and 1991 is of limited use and relevance in view of the significant changes in ownership of the Company's capital stock and the Company's capital structure which occurred in 1993 under the Plan.

(2) Primary and fully diluted income per share in 1993 were $2.29 per share and $2.21 per share, respectively, excluding $3.87 primary income per share and $3.72 fully diluted income per share, respectively, due to the decrease in the deferred tax asset valuation allowance. See Note 3 of Notes to Consolidated Financial Statements.

(3) Includes unsecured debt of $266,635 at December 31, 1992 which was exchanged for a combination of cash and equity securities, and secured debt of $5,213 at December 31, 1992 which was either reinstated or the property securing the debt was deeded to the lenders in full satisfaction of the debt.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                   Housing

     The following table sets forth certain financial information for the Company's housing segment for the periods indicated (dollars in thousands, except average sales price):

                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                           1995          1994         1993
                                                        ----------     --------     --------
    Revenues --
      Single-family homes.............................  $1,075,206     $964,751     $789,474
      Land and other..................................      17,077       17,627        9,476
                                                        ----------     --------     --------
              Total...................................  $1,092,283     $982,378     $798,950
                                                        ==========     ========     ========
    Single-family homes --
      Gross margin amount.............................  $  173,558     $156,982     $127,901
      Gross margin percentage.........................        16.1%        16.3%        16.2%
      Units delivered.................................       6,779        6,387        5,586
      Average sales price.............................  $  158,600     $151,000     $141,300
      New orders taken................................       6,959        6,234        6,418
      Backlog at end of year..........................       2,731        2,551        2,704
    Selling, general and administrative expenses as a
      percentage of housing revenues..................        10.8%        11.0%        11.0%
    Interest expense --
      Paid or accrued.................................  $   31,995     $ 30,820     $ 22,105
      Capitalized.....................................  $   31,995     $ 30,820     $ 21,920
      Percentage capitalized..........................       100.0%       100.0%        99.2%
    Capitalized interest included in cost of sales....  $   27,555     $ 28,871     $ 22,342

  Revenues and Gross Margin

     Revenues from sales of single-family homes for 1995 increased 11% from 1994. The increase resulted from a 6% increase in the number of housing units delivered and a 5% increase in the average sales price. Revenues from sales of single-family homes for 1994 increased 22% from 1993, resulting primarily from a 14% increase in the number of housing units delivered and a 7% increase in the average sales price.

     The increases in the average sales prices in 1995 and 1994 were primarily due to price increases.

     The gross margin percentage was essentially unchanged over the three-year period as increases in sales prices in the three year period were offset by cost increases.

     New orders taken in 1995 increased 12% from 1994. The increase in new orders in 1995 reflects the demand for new single-family homes which the Company believes was brought about by the decrease in mortgage interest rates starting in the second quarter of 1995. New orders taken in 1994 decreased 3% from 1993. The decline in new orders in 1994 occurred in the second half of the year which the Company believes was attributable to the increases in mortgage interest rates.

  Selling, General and Administrative Expenses

     As a percentage of housing revenues, selling, general and administrative expenses declined in 1995 as compared to both 1994 and 1993. Actual selling, general and administrative expense for 1995 increased $10.2 million compared to 1994. This increase was attributable to increases in volume-related expenses ($4.7 million) resulting from the increase in deliveries in 1995 when compared to 1994 and increases in other selling, general and administrative expenses resulting from increased activities and earnings. Similarly, selling, general and administrative expenses increased by $19.5 million in 1994 compared to 1993, due to increases in volume-related expenses ($6.5 million) resulting from increases in deliveries in 1994 when compared to 1993 and increases in other selling, general and administrative expenses resulting from increased activities and earnings.

  Interest Expense

     Interest paid and accrued for 1995 increased approximately 4% compared to 1994 and increased approximately 39% in 1994 compared to 1993. The increase in 1994 over 1993 was primarily due to interest on a majority of the Company's debt in the first six months of 1993 being stayed during the pendency of the Cases.

  Reorganization Items, Net

     Reorganization items in 1993 represent expenses (primarily professional and other fees) incurred by the Company resulting from the Cases and are specific to the reorganization process. Pursuant to the Plan, the Company issued 140,000 shares of common stock on June 21, 1993 to corporate officers and certain other key employees for services rendered in connection with the reorganization of the Company. The Company has reflected the issuance as an increase in stockholders' equity and an offsetting charge to earnings of $2.9 million based upon the market price of the common stock on June 21, 1993.

                              Financial Services

  Revenues

     Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1994       1993
                                                              -------    -------    -------
    U.S. Home Mortgage Corporation and Subsidiaries.........  $12,477    $ 9,885    $10,303
    Other financial services subsidiaries...................    3,185      3,048      2,824
                                                              -------    -------    -------
                                                              $15,662    $12,933    $13,127
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

     The increase in Mortgage's revenues in 1995 from 1994 was primarily due to an increase in mortgage loan originations and income from the sales of mortgage loans and servicing rights while the decrease in its revenues for 1994 from 1993 was primarily due to decreased marketing income as a result of increased pricing competition and volatility in the secondary mortgage markets.

FINANCIAL CONDITION AND LIQUIDITY

                                   Housing

     The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities, including the Credit Agreement (see below).

     Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. The Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. Over the last three years, approximately 44% of the units delivered have been on lots acquired under rolling lot option agreements. The increase in land inventories in 1995 from 1994 and 1994 from 1993 was primarily the result of increased activities, including the increase in the Company's retirement and active-adult/second home communities activities.

     The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Company's $130 million unsecured revolving credit agreement ("Credit Agreement") entered into in September 1995 (which replaced the Company's secured working capital facility). The Credit Agreement (and previous credit facilities) have enabled the Company to meet peak operating needs and, more currently, to finance the Company's recent increase in land inventories. See Note 2 of Notes to Consolidated Financial Statements. Also, certain of the properties owned or under option by the Company may be located within community development districts ("Districts") formed by municipalities to construct and finance certain infrastructure/improvements on property in the Districts' area. The Districts utilize assessment revenue bonds to fund improvements and repay the bonds by annual assessments on District property based on the property's relative value to other District property. The Company provides no credit support for and is not liable for the debt of the Districts, except to the extent of actual assessments made by the Districts. The Company may utilize Districts to a greater extent in the future.

     On January 31, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission relating to the continuous offering pursuant to Rule 415 under the Securities Act of 1933, as amended, of up to $100 million principal amount of debt securities. The debt securities registered thereunder may be sold in one or more series from time to time. The offering of the debt securities will be made only by means of a prospectus.

     The net cash provided or used by the operating, investing and financing activities of the housing operations for the years ended December 31, 1995, 1994 and 1993 is summarized below (dollars in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------    --------    --------
    Net cash provided (used by):
      Operating activities...............................  $(13,752)   $(17,887)   $(61,613)
      Investing activities...............................    (2,041)     (1,676)      1,520
      Financing activities...............................     5,216      (3,445)     70,262
                                                           --------    --------    --------
    Net increase (decrease) in cash......................  $(10,577)   $(23,008)   $ 10,169
                                                           ========    ========    ========

     Housing operations are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing construction and land asset activities increased in 1995 over 1994 and in 1994 over 1993. However, housing operating activities for 1995 used less cash than in 1994 primarily due to increased profitability and the timing of payments related to these activities. Housing operating activities used less cash in 1994 than in 1993 primarily due to an increase in the number of housing units delivered offset in part by an increase in construction and land asset activities.

     Cash flow from housing financing activities increased in 1995 from 1994 primarily due to increased net borrowings under the Company's revolving credit facilities to finance increases in housing and land assets necessary to meet increased sales activities. Cash flow from housing financing activities for 1994 was used for the repayment of notes and mortgages payable, offset by net borrowings under the Company's revolving credit facilities.

     The Company believes that cash flow from operations and amounts available under the Credit Agreement will be sufficient to meet its current working capital obligations and other needs. However, should the Company require capital in excess of that which is currently available, there can be no assurance that it will be available.

                              Financial Services

     Mortgage's activities represent a substantial portion of the financial services segment's activities. As loan originations by Mortgage are primarily from homes sold by the Company's home building operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

     Financial services operating activities are affected primarily by Mortgage's loan originations which result in the sale of mortgage loans and related servicing rights to third party investors. Cash flows from financial services operating activities are also affected by the timing of the sale of loans and servicing rights which generally are sold to investors within 30 days after homes are delivered. In this regard, cash flows from financial services operating activities for 1995 used more cash compared to 1994 primarily due to an increase in residential mortgage loan receivables while financial services operating activities in 1994 used less cash compared to 1993 primarily due to a decrease in residential mortgage loan receivables.

     The Company finances its financial services operations primarily from internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights, and short-term debt. As more fully discussed in Note 2 of Notes to Consolidated Financial Statements, the short-term debt consists of a $45 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on August 31, 1996. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

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

  Future Accounting Requirement

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the Company, SFAS No. 123 will be effective for the year beginning January 1, 1996. SFAS No. 123 recommends all stock-based employee compensation plans, such as the Company's incentive stock option plans, be accounted for using the fair value method but allows for the continued application of the intrinsic value concept under existing accounting rules prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). In general, use of the fair value method would require the Company to estimate the fair value of its stock options as of the grant date using an option-pricing model (such as Black-Scholes) and charge this estimate to expense over the vesting period. The accounting prescribed by APB 25 requires no expense recognition because the options are granted at the prevailing market prices at dates of grant. SFAS No. 123 requires proforma net income and earnings per share disclosures for those companies which continue to follow APB 25 rather than adopt the fair value method of accounting. The Company currently plans to continue to value its stock options using the guidance of APB 25 and to implement SFAS No. 123 by including the proforma disclosures in the notes to its consolidated financial statements for the year ended December 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Public Accountants

Consolidated Balance Sheets -- December 31, 1995 and 1994

Consolidated Statements of Operations -- For the Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity -- For the Years Ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Home Corporation:

     We have audited the accompanying consolidated balance sheets of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 1, 1996

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                            1995        1994
                                                                          --------    --------
HOUSING:
  Cash (including restricted funds of $334 and $614)....................  $  5,110    $  1,148
  Receivables, net......................................................    33,454      27,471
  Single-Family Housing Inventories.....................................   632,035     576,779
  Option Deposits on Real Estate........................................    63,375      53,621
  Deferred Tax Asset....................................................        --      13,727
  Other Assets..........................................................    43,437      41,869
                                                                          --------    --------
                                                                           777,411     714,615
                                                                          --------    --------
FINANCIAL SERVICES:
  Cash (including restricted funds of $4,004 and $4,051)................     5,456       5,567
  Residential Mortgage Loans............................................    43,292      24,672
  Other Assets..........................................................    15,925       8,349
                                                                          --------    --------
                                                                            64,673      38,588
                                                                          --------    --------
                                                                          $842,084    $753,203
                                                                          --------    --------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
HOUSING:
  Accounts Payable......................................................  $ 88,234    $ 85,581
  Accrued Expenses and Other Current Liabilities........................    46,070      40,497
  Revolving Credit Facilities...........................................    24,000       7,553
  Senior and Convertible Subordinated Debt and Notes Payable............   300,599     304,327
                                                                          --------    --------
                                                                           458,903     437,958
                                                                          --------    --------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current Liabilities........................    18,818      12,733
  Notes Payable.........................................................    35,371      11,048
                                                                          --------    --------
                                                                            54,189      23,781
                                                                          --------    --------
          Total Liabilities.............................................   513,092     461,739
                                                                          --------    --------
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $25 per share redemption value, 319,254
     and 518,772 shares outstanding at December 31, 1995 and 1994.......     7,981      12,969
  Common Stock, 11,243,147 and 10,909,860 shares outstanding at December
     31, 1995 and 1994..................................................       112         109
  Capital in Excess of Par Value........................................   348,577     340,673
  Retained Earnings (Deficit)...........................................   (25,367)    (62,287)
  Unearned Compensation on Restricted Stock.............................    (2,311)         --
                                                                          --------    --------
     Total Stockholders' Equity.........................................   328,992     291,464
                                                                          --------    --------
                                                                          $842,084    $753,203
                                                                          ========    ========

      The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1995         1994        1993
                                                              ----------    --------    --------
HOUSING:
  Operating Revenues........................................  $1,092,283    $982,378    $798,950
                                                              ----------    --------    --------
  Operating Costs and Expenses --
     Cost of products sold..................................     918,648     823,597     668,706
     Selling, general and administrative....................     117,896     107,736      88,229
     Interest, net..........................................          --          --         185
                                                              ----------    --------    --------
                                                               1,036,544     931,333     757,120
                                                              ----------    --------    --------
  Housing Operating Income..................................      55,739      51,045      41,830
                                                              ----------    --------    --------
FINANCIAL SERVICES:
  Operating Revenues........................................      15,662      12,933      13,127
                                                              ----------    --------    --------
  Operating Costs and Expenses --
     General and administrative.............................      11,637      10,915       9,049
     Interest...............................................         692         537       1,268
                                                              ----------    --------    --------
                                                                  12,329      11,452      10,317
                                                              ----------    --------    --------
  Financial Services Operating Income.......................       3,333       1,481       2,810
                                                              ----------    --------    --------
INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES.........      59,072      52,526      44,640

REORGANIZATION ITEMS........................................          --          --       6,915
                                                              ----------    --------    --------
INCOME BEFORE INCOME TAXES..................................      59,072      52,526      37,725
                                                              ----------    --------    --------
PROVISION FOR INCOME TAXES --
  Federal and State Income Taxes............................      22,152      19,697      11,034
  Decrease in Deferred Tax Asset Valuation Allowance........          --          --     (45,000)
                                                              ----------    --------    --------
                                                                  22,152      19,697     (33,966)
                                                              ----------    --------    --------
NET INCOME..................................................  $   36,920    $ 32,829    $ 71,691
                                                               =========    ========    ========
INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
  Primary...................................................  $     3.14    $   2.89    $   6.16
                                                               =========    ========    ========
  Fully Diluted.............................................  $     2.68    $   2.50    $   5.93
                                                               =========    ========    ========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                               1995        1994         1993
                                                             --------    ---------    ---------
Cash Flows From Operating Activities:
  Net income...............................................  $ 36,920    $  32,829    $  71,691
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Decrease in deferred tax asset........................    13,727       22,125        9,148
     Decrease in deferred tax asset valuation allowance....        --           --      (45,000)
     Noncash reorganization items..........................        --           --        2,940
     Other, net (principally depreciation and
       amortization).......................................     4,579        4,578        9,060
     Changes in assets and liabilities --
       Increase in receivables, inventories and other
          assets...........................................   (94,337)    (107,200)     (98,926)
       Increase (decrease) in accounts payable and accrued
          liabilities......................................    14,923       48,662      (20,456)
                                                             --------    ---------    ---------
  Net cash provided (used) by operating activities.........   (24,188)         994      (71,543)
                                                             --------    ---------    ---------
Cash Flows From Investing Activities:
  Purchase of property, plant and equipment, net of
     disposals.............................................    (2,526)      (2,034)      (2,273)
  Decrease in restricted cash..............................       327          436        4,098
  Proceeds from investments in mortgages...................     1,687          868        1,015
  Other....................................................      (661)          22         (353)
                                                             --------    ---------    ---------
  Net cash provided (used) by investing activities.........    (1,173)        (708)       2,487
                                                             --------    ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from short-term debt, net of repayments.........    41,058       (2,410)     (12,095)
  Net proceeds from sale of senior notes and convertible
     subordinated debentures...............................        --           --      271,800
  Long-term debt assumed...................................        --        1,037           --
  Repayment of long-term debt..............................   (11,519)     (12,692)     (17,022)
  Payment of liabilities subject to compromise.............        --           --     (166,020)
                                                             --------    ---------    ---------
  Net cash provided (used) by financing activities.........    29,539      (14,065)      76,663
                                                             --------    ---------    ---------
Net Increase (Decrease) In Cash............................     4,178      (13,779)       7,607
Cash At Beginning Of Year..................................     2,050       15,829        8,222
                                                             --------    ---------    ---------
Cash At End Of Year........................................  $  6,228    $   2,050    $  15,829
                                                             ========    =========    =========
Supplemental Disclosure:
  Interest paid, before amount capitalized --
     Housing...............................................  $ 31,761    $  30,559    $  30,384
     Financial Services....................................       645          572        1,302
                                                             --------    ---------    ---------
                                                             $ 32,406    $  31,131    $  31,686
                                                             ========    =========    =========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                                                         UNEARNED
                                                      COMMON STOCK        CONVERTIBLE    CAPITAL IN    COMPENSATION     RETAINED
                                                  --------------------     PREFERRED     EXCESS OF     ON RESTRICTED    EARNINGS
                                                  $.10 PAR    $.01 PAR       STOCK       PAR VALUE         STOCK        (DEFICIT)
                                                  --------    --------    -----------    ----------    -------------    ---------
BALANCE AT DECEMBER 31, 1992...................   $  4,531     $   --      $      --      $ 216,322       $    --       $(166,807)
  Common and convertible redeemable preferred
     stock issued in connection with the Plan
     (8,524,468 shares and 2,816,762 shares,
     respectively).............................     (4,531)        85         70,419         65,277            --              --
  Conversion of convertible redeemable
     preferred stock to common stock (862,032
     shares)...................................         --          9        (21,551)        21,542            --              --
  Other........................................         --         --             --             52                            --
  Net income for the year......................         --         --             --             --            --          71,691
                                                  --------     ------      ---------      ---------       -------       ---------
BALANCE AT DECEMBER 31, 1993...................         --         94         48,868        303,193            --         (95,116)
  Conversion of convertible redeemable
     preferred stock to common stock (1,435,835
     shares)...................................         --         14        (35,896)        35,882            --              --
  Issuance of common stock under incentive
     bonus program (29,046 shares).............         --         --             --            740            --              --
  Contribution of common stock issued to profit
     sharing plan (55,000 shares)..............         --          1             --            847            --              --
  Other........................................         --         --             (3)            11            --              --
  Net income for the year......................         --         --             --             --            --          32,829
                                                  --------     ------      ---------      ---------       -------       ---------
BALANCE AT DECEMBER 31, 1994...................         --        109         12,969        340,673            --         (62,287)
  Conversion of convertible redeemable
     preferred stock to common stock (198,536
     shares)...................................         --          2         (4,963)         4,961            --              --
  Issuance of common stock under stock payment
     plan (21,731 shares)......................         --         --             --            382            --              --
  Issuance of common stock under restricted
     stock plan (144,547 shares)...............         --          1             --          2,599        (2,600)             --
  Other........................................         --         --            (25)           (38)          289              --
  Net income for the year......................         --         --             --             --            --          36,920
                                                  --------     ------      ---------      ---------       -------       ---------
BALANCE AT DECEMBER 31, 1995...................   $      -     $  112      $   7,981      $ 348,577       $(2,311)      $ (25,367)
                                                  ========     ======      =========      =========       =======       =========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SIGNIFICANT ACCOUNTING POLICIES

  General

     Nature of Operations

     The Company is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 200 new home communities in 32 market areas in 12 states. The Company offers a wide variety of moderately-priced homes that are designed to appeal to the affordable, move-up and retirement and active-adult/second home buyers. In addition to building and selling single-family homes, the Company provides mortgage banking services to its customers. The Company originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

     Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Management's estimates and assumptions are reflective of, among other things, prevailing market conditions, expected market conditions based on published economic forecasts, current operating strategies and the availability of capital which are all subject to change. Changes to the aforementioned or other conditions could in turn cause changes to such estimates and assumptions and, as a result, actual results could differ from the original estimates.

     The Company is engaged in two related industry segments, the on-site development of single-family residential communities and financial services. Identifiable assets and the results of operations of the Company's segments are reported in the consolidated balance sheets and consolidated statements of operations. Capital expenditures, depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 were insignificant.

     Accounting Change

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), in March 1995, with an effective date for fiscal years beginning after December 15, 1995, to provide additional guidance on when long-lived assets should be reviewed for possible impairment, how impairment losses should be measured and when such losses should be recognized. In addition to long-lived assets, SFAS No. 121 amended the accounting standards for valuing real estate assets to the lower of cost or fair value less cost to sell (for certain assets the lower of cost or fair value) from the lower of cost or net realizable value.

     Under SFAS No. 121, real estate assets are to be reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable such as a significant decrease in market value, a significant adverse change in legal factors or business climate, a significant change in intended use, an accumulation of costs significantly in excess of the amount originally expected, or current period losses combined with a history of losses or a forecast of continuing losses. If indications are that the carrying amount of an asset may not be recoverable, SFAS No. 121 requires an estimate of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash

                     U.S. HOME CORPORATION AND SUBSIDIARIES
flows are less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to its estimated fair value less cost to sell. While the determination of whether a property is impaired under the new accounting standard is similar to previous accounting standards, the amount of a write-down under SFAS No. 121 could be greater than under the previous standards. Fair value differs from net realizable value in that, among other things, fair value assumes a cash sale under current market conditions, considers a potential purchaser's requirement for future profit and discounts the timing of estimated future cash receipts, whereas net realizable value is the price obtainable in the future based on the current intended use of the land, net of disposal and holding costs, without provision for future profits or discounting future cash flow to present value.

     During the fourth quarter of 1995, the Company elected to early adopt SFAS No. 121 retroactive to January 1, 1995. The adoption of SFAS No. 121 did not impact the Company's results of operations or financial position and did not result in a restatement of any of the financial results for the prior three quarters of 1995. The Company believes the adoption of SFAS No. 121 would not have had a material effect in 1994 or 1993 had SFAS No. 121 been applied to those years.

     Income Per Share

     The following weighted average number of common and common equivalent shares were used to compute income per share:

                                                      1995          1994          1993
                                                   ----------    ----------    ----------
        Primary..................................  11,773,099    11,366,810    11,631,071
        Fully diluted............................  14,525,989    13,620,331    12,110,237

     The weighted average number of common and common equivalent shares outstanding for primary income per share include the dilutive effect of the convertible redeemable preferred stock and Class B warrants and the assumed exercise of stock options for periods subsequent to June 21, 1993 (based on the average stock price for the periods). No effect was given to the shares that would be issuable on exercise of the warrants and stock options in 1994, since they would be antidilutive or immaterial. Fully diluted income per share includes the assumed conversion of the convertible subordinated debentures and the dilutive effect of the Class B warrants and stock options (based on the higher year-end stock price) in 1995 and 1993.

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

     The fair value of the senior notes and convertible subordinated debentures can not be determined as neither of these instruments are actively traded on the open market. The Company has been informed that the senior notes are currently trading at a nominal premium and the convertible subordinated debentures are currently trading at a discount under ten percent; however, the actual amount of the premium or discount can not be determined because of the limited activity. The Company does not presently intend to repurchase any of these instruments prior to maturity. In addition, the Credit Agreement (see Note 2) prohibits the Company from repurchasing the convertible subordinated debentures.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

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

     Inventories and Valuation

     The components of single-family housing inventories are as follows:

                                                                       1995         1994
                                                                     --------     --------
    Housing completed and under construction.......................  $238,508     $224,870
    Models.........................................................    63,475       47,914
    Finished lots..................................................   129,260      118,508
    Land under development.........................................    50,714       60,809
    Land held for development or sale..............................   150,078      124,678
                                                                     --------     --------
                                                                     $632,035     $576,779
                                                                     ========     ========

     The cost of acquiring and developing land and constructing certain amenities are allocated to the related parcels. Housing inventories are recorded using the specific identification method. As discussed in Accounting Change above, the Company adopted SFAS No. 121 during 1995. Thus, the Company records land under development and to be developed at the lower of cost or fair value and records land substantially completed and ready for its intended use, land held for sale and housing inventories at the lower of cost or fair value less cost to sell. Fair value is the amount at which a property could be bought or sold in a current transaction between willing parties. Prior to 1995, the Company recorded its inventories at the lower of cost or net realizable value. Provisions to reduce land and housing inventories to the lower of cost or fair value in 1995 and the lower of cost or net realizable value in 1994 and 1993 were not significant. Total land and housing reserves were $36,370, $35,417 and $48,362 at December 31, 1995, 1994, and 1993, respectively.

     During 1995 and 1993, the Company acquired land assets in several transactions with third parties totaling approximately $14,832 and $5,697, respectively, in which the Company received land suitable for single-family detached homes, and these acquisitions were treated as non-cash transactions for purposes of the consolidated statements of cash flows.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     Capitalization Period

     Interest is capitalized on land, finished building lots and single-family residential housing construction costs during the development and construction period. Interest is capitalized to eligible assets using an allocation method based on the Company's actual interest costs. A summary of interest for 1995, 1994 and 1993 follows:

                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                           1995         1994         1993
                                                          -------     --------     --------
    Capitalized at beginning of year --
      U.S. Home.........................................  $56,082     $ 55,580     $ 57,474
      Joint ventures consolidated.......................       --           --        1,234
                                                          --------    --------     --------
                                                           56,082       55,580       58,708
                                                          --------    --------     --------
    Paid and accrued....................................   31,995       30,820       22,105
    Expensed............................................       --           --         (185)
                                                          --------    --------     --------
    Capitalized.........................................   31,995       30,820       21,920
    Included in cost of sales...........................  (27,555)     (28,871)     (22,342)
    Included in reorganization items, asset write-downs
      and other.........................................     (624)      (1,447)      (2,706)
                                                          --------    --------     --------
    Capitalized at end of year..........................  $59,898     $ 56,082     $ 55,580
                                                          ========    ========     ========

     Under Chapter 11 ("Chapter 11") of Title 11 of the United States Code, interest on the Company's unsecured debt was stayed, while the Company was in reorganization (April 1991 to June 1993). Had the accrual of interest not been stayed, paid and accrued interest for 1993 would have been increased by approximately $12,000, and interest expense for 1993 would have been increased by approximately $1,300.

  Financial Services

     Revenue Recognition

     The sale of loans and loan servicing rights is recognized when the closed loans are sold and delivered to an investor. During the years ended December 31, 1995, 1994 and 1993, revenues included net losses from the sale of loans of $512, $831 and $262, respectively, and net gains from the sale of servicing of $5,467, $4,212, and $3,829, respectively.

     Residential Mortgage Loans

     Residential mortgage loans held for sale ($34,297 at December 31, 1995) are included in the accompanying consolidated balance sheets at the lower of cost or market on an aggregate basis. The Company estimates the fair value of residential mortgage loans held at December 31, 1995 approximated recorded value based on quoted market prices (at December 31, 1995) for similar loans sold either on a whole loan basis or pooled and sold as collateral for mortgage-backed securities.

     Hedging Contracts

     The Company manages its interest rate market risk on the inventory loans held for sale and its estimated future commitments to originate and close mortgage loans at fixed prices ("Loan Quotes") through hedging techniques by regularly entering into either fixed price mandatory forward delivery contracts ("Forward Contracts") to sell mortgage-backed securities to security dealers or fixed price forward delivery commitments ("Forward Commitments") to sell specific whole loans to investors on a mandatory or best efforts basis ("Forward Contracts" and "Forward Commitments" collectively "Hedging Contracts"). The Company

                     U.S. HOME CORPORATION AND SUBSIDIARIES
records the inventory of residential mortgage loans at the lower of cost or market on an aggregate basis after considering any market value changes in the inventory loans, Loan Quotes and Hedging Contracts. See Note 7.

(2) REVOLVING CREDIT FACILITIES, SENIOR AND CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

     Housing

     Revolving credit facilities, senior and convertible subordinated debt and notes payable consist of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Revolving credit facilities --
      Credit agreement.............................................  $ 24,000     $     --
      Working capital facility.....................................        --        7,553
                                                                     --------     --------
                                                                       24,000        7,553
                                                                     --------     --------
    9.75% Senior notes due 2003....................................   200,000      200,000
    4.875% Convertible subordinated debentures.....................    80,000       80,000
    Notes and mortgage notes payable...............................    20,599       24,327
                                                                     --------     --------
                                                                      300,599      304,327
                                                                     --------     --------
                                                                     $324,599     $311,880
                                                                     ========     ========

     On September 29, 1995, the Company entered into a three-year unsecured revolving credit agreement (the "Credit Agreement") with a group of banks, which on October 5, 1995, replaced the Company's secured revolving working capital facility when all amounts outstanding under that facility were repaid. The Credit Agreement enables the Company to borrow up to a maximum of $130,000, of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. At December 31, 1995, $89,690 of the Credit Agreement commitment was available for borrowing. Borrowings under the Credit Agreement bear interest at a premium over the Eurodollar rate or the base rate announced by the agent bank. The Credit Agreement expires on September 29, 1998, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

     The revolving working capital facility, which was replaced in October 1995 by the Credit Agreement, consisted of a $95,000 secured financing agreement of which $25,000 could be used for letter of credit obligations. The facility bore interest at a premium over a composite commercial paper rate. The facility contained real estate and financial covenants which were no more restrictive than the covenants of the Credit Agreement.

     The 9.75% senior notes are due June 15, 2003. Interest is payable semi-annually. On or after June 15, 1998, the senior notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 103.656% (during the 12-month period ending June 14, 1999) to 100% (on and after June 15,
2001) of the principal amount thereof, together with accrued and unpaid interest. The indenture relating to the senior notes contains numerous covenants, including a limitation on the incurrence of additional debt and making of certain restricted payments.

     The 4.875% convertible subordinated debentures are due November 1, 2005. Interest is payable semi-annually. The debentures are convertible at any time at the option of the holder into common stock at a conversion price of $35.50 per share, subject to adjustment under certain conditions. On or after November 1,

                     U.S. HOME CORPORATION AND SUBSIDIARIES

1996, the debentures may be redeemed at the option of the Company, in whole or in part, at prices ranging from 103.25% (during the 12 month period ending October 31, 1997) to 100% (on or after November 1, 2004) of the principal amount thereof, together with accrued and unpaid interest.

     Housing notes and mortgage notes payable are primarily for the acquisition and development of land, with interest rates ranging from 6.0% to 10.0%. Assets pledged as collateral under these agreements totaled approximately $59,647 at December 31, 1995.

     Upon a change of control of the Company, holders of the senior notes and the debentures will have the right to require the Company to redeem the senior notes and debentures at a price of 101% of the principal amount of the senior notes and 100% of the principal amount of the debentures, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available to make the required repurchases if a change of control occurs. In addition, the Credit Agreement prohibits the Company from repurchasing the debentures prior to the termination of the Credit Agreement. Moreover, the occurrence of a change of control will trigger an event of default under the Credit Agreement.

     On January 31, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission relating to the continuous offering pursuant to Rule 415 under the Securities Act of 1933, as amended, of up to $100,000 principal amount of debt securities. The debt securities registered thereunder may be sold in one or more series from time to time. The offering of the debt securities will be made only by means of a prospectus.

     The maximum amounts of borrowings from banks and other financial institutions (excluding debt subject to compromise in 1993) outstanding at any time during 1995, 1994 and 1993 were $67,000, $34,600 and $60,900, respectively.
The average amounts of debt outstanding from banks and other financial institutions (excluding debt subject to compromise in 1993) during 1995, 1994 and 1993 were $42,400, $10,700 and $34,900, respectively, and the weighted average interest rates, without giving effect to commitment fees, were 9.7%, 9.2% and 8.3%, respectively. Computations of the weighted average interest rates were based upon the weighted average of outstanding loan balances during the respective years.

     At December 31, 1995, housing notes and mortgages payable, senior debt and convertible subordinated debt mature as follows: $13,621 in 1996, $4,584 in 1997, $2,071 in 1998, $143 in 1999, $180 in 2000, $200,000 in 2003 and $80,000
in 2005.

     Financial Services

     Financial Services' notes payable consist of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Revolving line of credit.......................................    $35,371     $10,014
    Other..........................................................         --       1,034
                                                                       -------     -------
                                                                       $35,371     $11,048
                                                                       =======     =======

     Financial Services revolving line of credit consists of an agreement with a financial institution whereby the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $45,000 under a revolving line of credit (the "Mortgage Credit Facility") secured by residential mortgage loans and mortgage notes receivables. The Mortgage Credit Facility is not guaranteed by the Company, was amended and renewed on August 31, 1995 under substantially the same terms and conditions as the previous agreement, matures on August 31, 1996 and bears interest at a premium over the London Interbank Offered Rate.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     The maximum amounts of financial services borrowings from banks and other financial institutions outstanding at any time during 1995, 1994 and 1993 were $35,400, $21,600, and $32,600, respectively. The average amounts of short-term debt outstanding from banks and other financial institutions during 1995, 1994, and 1993 were $8,500, $5,600 and $16,200 respectively, and the weighted average interest rates, without giving effect to balance deficiency fees, were 7.0%, 6.3% and 6.6%, respectively. Computations of such rates were made based upon the weighted average of outstanding loan balances during the respective years.

(3) INCOME TAXES

     The Company and its subsidiaries file consolidated federal income tax returns.

     The components of the provision for income taxes consisted of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1995       1994        1993
                                                             -------    -------    --------
    Current --
      Federal..............................................  $ 1,136    $   730    $    555
      State................................................    1,130         70         345
                                                             -------    -------    --------
                                                               2,266        800         900
                                                             -------    -------    --------
    Deferred --
      Federal..............................................   18,653     16,866       9,078
      State................................................    1,233      2,031       1,056
                                                             -------    -------    --------
                                                              19,886     18,897      10,134
                                                             -------    -------    --------
    Decrease in valuation allowance........................       --         --     (45,000)
                                                             -------    -------    --------
              Total provision..............................  $22,152    $19,697    $(33,966)
                                                             =======    =======    ========

     Deferred income taxes are determined based upon the difference between the financial statements and the tax basis of assets and liabilities and available net operating loss carry forward ("NOL").

     At December 31, 1995, the Company has a net deferred tax asset of $15,800, which is comprised of deferred tax assets of $33,900 (including $15,800 relating to land and housing reserves which were expensed for financial reporting purposes but deferred for federal income tax reporting purposes and $2,900 relating to the Company's NOL) and deferred tax liabilities of $18,100 (including $14,800 relating to interest expense capitalized for financial reporting purposes but expensed for federal income tax reporting purposes). At December 31, 1994, deferred tax assets and deferred tax liabilities were $54,800 and $16,400, respectively, and were primarily attributable to the same items as noted above. At December 31, 1995 and 1994, valuation allowances totaling $21,600 and $22,200, respectively, had been provided against the remaining net deferred tax asset. The valuation allowance will be removed and the associated deferred tax asset recognized when it is realized for tax purposes unless the valuation allowance is reduced at an earlier date due to a change in circumstances. The Company's estimate of temporary differences and the NOL are based in part upon certain assumptions which are subject to change. The Company's federal income tax returns for the years ended December 31, 1993 and 1992 are currently being examined by the Internal Revenue Service.

     At December 31, 1995, the Company has available an NOL of approximately $7,400 which expires in 2008. In addition, the Company has a credit for alternative minimum tax ("AMT") paid ($3,100 at December 31, 1995) which can be carried forward and used to reduce regular taxes payable in excess of AMT in future years.

     Federal and state income taxes paid, net of refunds, was $2,159 in 1995. In 1994 and 1993, the amounts were not significant.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     When the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in 1992, a valuation allowance was provided for the total amount of deferred tax assets attributable to the NOL because the Company was precluded from recognizing the tax benefit of the NOL during the pendency of the Cases. Subsequent to emerging from Chapter 11, the Company concluded that it would, based on the Company's historical and then current pretax earnings (adjusted for reorganization items) and business plans, more likely than not be able to realize substantially all of the benefit associated with deferred tax assets. Accordingly, during the six months ended December 31, 1993, the Company reduced its valuation allowance by $45,000 (based on 39.0% effective tax rate), resulting in a reduction of the Company's provision for income taxes and recognition of a deferred tax asset in the same amount, which amount has been eliminated at December 31, 1995 as a result of pretax income generated during 1995, 1994 and 1993. The decrease in the deferred tax asset valuation allowance increased primary and fully diluted income per share in 1993 by $3.87 per share and $3.72 per share, respectively.

     As a result of the Company's recognition of the deferred tax asset attributable to its NOL, effective July 1, 1993 (and for all future periods), the Company began providing income taxes based on its effective tax rate. Excluding the decrease in deferred tax asset valuation allowance in 1993, the following table reconciles the statutory federal income tax rate to the effective income tax rate for:

                                                                       YEARS ENDED DECEMBER
                                                                               31,
                                                                       --------------------
                                                                       1995    1994    1993
                                                                       ----    ----    ----
    Tax provision at statutory rate..................................  35.0%   35.0%   35.0%
    Increases (decreases) in taxes resulting from --
      State and local income taxes, net of federal income tax
         provision...................................................   4.0     4.0     4.0
      Utilization of net operating loss carry forward in first half
         of 1993.....................................................    --      --    (9.8)
      Other, net.....................................................  (1.5)   (1.5)     --
                                                                       ----    ----    ----
    Effective rate...................................................  37.5%   37.5%   29.2%
                                                                       ====    ====    ====

(4) STOCKHOLDERS' EQUITY

     As of December 31, 1995, the Company's capital structure consisted of the following:

     Common Stock -- Authorized 50,000,000 shares, par value $.01 per share, outstanding 11,243,147 shares.

    Shares reserved for issuance -- Convertible subordinated debentures......   2,253,521
      Class B warrants.......................................................   1,885,392
      Stock plans............................................................   1,433,722
      Convertible redeemable preferred stock.................................     403,597
                                                                                ---------
                                                                                5,976,232
                                                                                =========

     Preferred Stock -- Authorized 10,000,000 shares, par value $.10 per share, including 403,597 convertible redeemable preferred shares and 9,596,403 shares undesignated as to series.

     (a) Convertible redeemable preferred stock -- $25 per share liquidation preference and redemption value, outstanding 319,254 shares. The shares may be redeemed at the option of the Company at any time at an amount equal to the liquidation preference/redemption value ($25 per share) plus any declared and unpaid dividends. Each share of convertible redeemable preferred stock is convertible, subject to adjustment, into one share of common stock at the option of the holder and at any time prior to its redemption by the Company. As of December 31, 1995, 2,496,403 shares of convertible redeemable preferred stock had been converted into an equal number of shares of common stock. If

                     U.S. HOME CORPORATION AND SUBSIDIARIES
        the closing price of the common stock is equal to or greater than $30 per share for 20 consecutive trading days, the convertible redeemable preferred stock will automatically convert into common stock. Any shares converted are restored to the status of authorized and unissued preferred stock without designation as to series. The holders of the convertible redeemable preferred stock are entitled to one vote for each share of convertible redeemable preferred stock held by them.

        The holders of the convertible redeemable preferred stock vote together as a single class with the holders of the common stock on substantially all matters requiring stockholder action.

    (b) Undesignated as to series -- None outstanding. Shares may be issued in one or more classes or series with preferences, limitations and relative rights as determined by the Company's Board of Directors at the time of issuance. Any shares issued will rank, as to dividends and liquidation preference, junior to the convertible redeemable preferred stock, if any shares are outstanding.

     Class B Warrants -- In connection with the Plan of Reorganization (see Note
8), pre-Effective Date stockholders received Class B warrants to acquire an aggregate of 1,904,757 shares of common stock for $20 per share, of which 4,130 warrants had been exercised at December 31, 1995. The warrants expire in June 1998.

     The Credit Agreement and the senior note indenture contain restrictions on the (i) payment of dividends on the Company's common and preferred stock and
(ii) purchase, redemption, retirement or other acquisition of the Company's common and preferred stock, other than upon conversion of the convertible redeemable preferred stock into common stock and upon exercise into the Company's common stock of Class B warrants and options to acquire common stock issued pursuant to stock options and stock payment plans.

(5) STOCK PLANS

     Stock Option Plans

     The Company has two stock option plans for key employees (the "1996 Employee Plan", which is subject to stockholder approval, and the "1993 Employee Plan") to purchase a maximum of 1,000,000 shares (500,000 shares for each plan) of the Company's common stock. Under both plans, the Company may grant incentive and non-qualified stock options. The Company also has a stock option plan whereby options may be granted to non-employee directors (the "Director Plan") to purchase a maximum of 100,000 shares of the Company's common stock. Options under the Director Plan are granted annually in a fixed amount.

     Options granted under the 1996 and 1993 Employee Plans will be exercisable at not less than the closing price of the common stock on date of grant. Options granted under the Director Plan will be exercisable at not less than the average closing price of the common stock for the ten consecutive trading days prior to the date of grant; provided that the grant price will not be less than 95% of the average closing price of the common stock for the 20 consecutive trading days prior to the date of grant. The options are exercisable as specified in the stock option agreements relating to the options and may not be exercised later than ten years from the date of grant and, with respect to the 1996 Employee Plan, no options may be exercised prior to stockholder approval.

     In 1995, options for 131,000 shares were granted at exercise prices ranging from $16.82 to $27.75 per share to certain key employees and non-employee directors, options for an aggregate of 3,331 shares were cancelled and no options were exercised.

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

     At December 31, 1995, options for 531,169 shares were outstanding at exercise prices ranging from $15.13 to $27.75 per share, of which options for 365,537 shares were exercisable. As of December 31, 1995, 568,831 shares were available for granting of options, including 29,500 shares to non-employee directors.

     Stock Payment Plan

     The Company's employee stock payment plan (the "Payment Plan") provides that up to 25% of a key employee's annual incentive pay (compensation other than base salary), which is charged to expense when earned, may be payable in shares of the Company's common stock as determined by the Company's Board of Directors, of which up to 50% of the shares payable will vest to the employee not later than two years after the end of the incentive compensation year and will expire in the event the employee is not employed by the Company on the vesting date. Shares to be issued under the Payment Plan will be valued at the average closing price of the common stock for a ten consecutive trading day period as defined in the Payment Plan. The Payment Plan has a five-year term and commenced on January 1, 1994. In 1995, 21,731 shares were issued to officers and key employees at prices ranging from $16.74 to $17.99 per share. As of December 31, 1995, 228,269 shares were available for issuance under the Payment Plan.

     Restricted Stock Plan

     The Company has a restricted stock plan (the "Restricted Plan") for officers and other key employees. Under the Restricted Plan, a maximum of 250,000 shares of the Company's common stock may be granted as restricted stock. Shares granted under the Restricted Plan will be granted at the average closing price of the common stock for a ten consecutive trading day period as defined in the Restricted Plan. Participants in the Restricted Plan may not dispose of any of the stock granted for five years from date of grant. Restrictions lapse at the rate of 20% of the stock granted per year, commencing with the end of the fifth year. The lapsing of the restrictions between the end of the fifth year and the ninth year may be accelerated if certain stipulated improvements in the Company's return on assets (as defined in the Restricted Plan) over the base year are achieved.

     As of January 1, 1995, a total of 144,547 restricted shares of the Company's common stock were issued to officers and other key employees. The market value of the shares issued of $2,600 has been charged to stockholders' equity as Unearned Compensation on Restricted Stock and is being amortized to expense over a nine-year period.

(6) PROFIT SHARING

     The Company has a qualified profit sharing plan for the benefit of its employees which may be terminated at any time at the option of the Company. The annual contributions may be made in such amount as the Board of Directors of the Company determines, limited to 15% of the total compensation (as defined in the profit sharing plan) of all participating employees. The aggregate amounts accrued for contribution to the profit sharing plan for distribution to employees were $991 in 1995, $891 in 1994 and $546 in 1993.

(7) COMMITMENTS AND CONTINGENCIES

     Housing

     The Company is significantly affected by the cyclical nature of the home building industry, which is sensitive to fluctuations in economic activity, interest rates and the level of consumer confidence. The sale of new homes and profitability from sales are heavily influenced by the level and expected direction of interest

                     U.S. HOME CORPORATION AND SUBSIDIARIES
rates. Increases in interest rates tend to have a depressing effect on the market for new homes in view of increased monthly mortgage costs to potential home buyers.

     As of December 31, 1995, the Company had refundable and non-refundable deposits outstanding totaling $63,375 for options and contracts to purchase undeveloped land and finished lots having a total purchase price of approximately $296,175. These options expire at various dates through 2001.

     The Company is involved from time to time in litigation arising from the normal course of business, none of which, in the opinion of the Company, are expected to have a material adverse effect on the financial position or results of operations of the Company.

     Financial Services

     At December 31, 1995, Mortgage, in connection with managing the interest rate market risk on its inventory loans held for sale of $34,547 and Loan Quotes of $11,680, had outstanding $33,262 (face amount of $33,500 and estimated fair value of $33,631) of Forward Contracts and $10,015 of Forward Commitments which expire over the next three months, when the inventory loans are expected to be sold and Loan Quotes are expected to close. At December 31, 1995, the estimated fair value of the inventory loans and Loan Quotes hedged by Forward Contracts and not covered by the Forward Commitments was $36,063.

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

(8) REORGANIZATION AND EMERGENCE FROM CHAPTER 11

     On June 21, 1993 (the "Effective Date"), the Company and 46 of its affiliates emerged from Chapter 11 pursuant to their Plan of Reorganization (the "Plan"). Seven other affiliates were liquidated pursuant to their liquidation plan. None of the financial services subsidiaries were a party to the Company's reorganization.

     Under the Plan, creditors received 4,873,650 shares of common stock and 2,816,762 shares of convertible redeemable preferred stock and pre-Effective Date stockholders received 3,510,818 shares of common stock and warrants (exercisable at $20 per share), which, if fully exercised, would result in the issuance of an additional 1,904,757 shares of the Company's common stock.

     In connection with the Plan, the Company issued 140,000 shares of common stock to corporate officers and certain other key employees for services rendered in connection with the reorganization of the Company. The Company has reflected the issuance as an increase in stockholders' equity and an offsetting charge to earnings (which charge has been included in the accompanying consolidated statement of operations for 1993 as "reorganization items, net") of $2,940 based upon the prevailing market price of the Company's common stock at the Effective Date.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(9) UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the years ended December 31, 1995 and 1994 is as follows:

                                                             THREE MONTHS ENDED
                                          ---------------------------------------------------------
                                          MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                            1995          1995           1995              1995
                                          ---------     --------     -------------     ------------
    Housing --
      Operating revenues................  $ 260,127     $255,564       $ 282,422         $294,170
      Gross profit......................  $  41,781     $ 39,900       $  44,522         $ 47,432
      Operating income..................  $  12,639     $ 11,650       $  14,602         $ 16,848
    Financial Services --
      Operating revenues................  $   3,075     $  3,714       $   4,286         $  4,587
      Operating income..................  $     385     $    853       $   1,141         $    954
    Net Income..........................  $   8,140     $  7,814       $   9,839         $ 11,127
    Income Per Common and Common
      Equivalent Share --
      Primary...........................  $     .70     $    .67       $     .83         $    .92
      Fully diluted.....................  $     .62     $    .59       $     .72         $    .81

                                                             THREE MONTHS ENDED
                                          ---------------------------------------------------------
                                          MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                            1994          1994           1994              1994
                                          ---------     --------     -------------     ------------
    Housing --
      Operating revenues................  $ 222,000     $238,143       $ 252,553         $269,682
      Gross profit......................  $  36,196     $ 38,142       $  40,956         $ 43,487
      Operating income..................  $  11,149     $ 11,712       $  13,742         $ 14,442
    Financial Services --
      Operating revenues................  $   3,300     $  2,943       $   3,287         $  3,403
      Operating income..................  $     427     $     44       $     466         $    544
    Net Income..........................  $   7,061     $  7,172       $   9,230         $  9,366
    Income Per Common and Common
      Equivalent Share --
      Primary...........................  $     .60     $    .63       $     .81         $    .82
      Fully diluted.....................  $     .52     $    .55       $     .70         $    .72

(10) RECEIVABLES

     The Company had housing and financial services receivables of approximately $6,574 in 1995 and $6,627 in 1994 that were due after one year. The 1995 balance due after one year included notes and mortgage notes receivable of $4,583 with interest notes ranging from 8.0% to 10.5%. A majority of the balance matures within five years.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(11) ACCRUED EXPENSES

     At December 31, 1995 and 1994, accrued expenses and other current liabilities consisted of the following:

                                                                        1995        1994
                                                                       -------     -------
    Housing --
      Customer deposits..............................................  $16,887     $19,112
      Salaries and other compensation................................   12,013      10,522
      Income taxes...................................................    6,266          --
      Interest.......................................................    2,206       1,972
      Taxes, other than income taxes.................................    2,852       3,816
      Other..........................................................    5,846       5,075
                                                                       -------     -------
                                                                       $46,070     $40,497
                                                                       =======     =======
    Financial Services --
      Accounts payable...............................................  $12,935     $ 7,993
      Other..........................................................    5,883       4,740
                                                                       -------     -------
                                                                       $18,818     $12,733
                                                                       =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of the Company is incorporated by reference from the Nominees for Directors Section, pages 2 through 5, of the Company's Proxy Statement, dated March 20, 1996, for the Annual Meeting of Stockholders to be held on April 24, 1996, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934 ("1996 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information is incorporated by reference from the Executive Compensation Section, pages 6 and 7 of the 1996 Proxy Statement (see Part I -- Item 4, Executive Officers of the Company).

ITEM 12. COMMON STOCK

     The information relating to the security ownership of certain beneficial owners and management is incorporated by reference from the Security Ownership of Management and Certain Beneficial Owners Section, pages 16 and 17 of the 1996 Proxy Statement.

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

         3.1         -- Restated Certificate of Incorporation of U.S. Home Corporation
                        effective on June 21, 1993. Incorporated by reference from exhibit
                        3.1 to Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).

         3.1 (i)     -- Certificate of Amendment of Restated Certificate of Incorporation as
                        filed with the State of Delaware on May 13, 1994. Incorporated by reference from exhibit 3.1 to U.S. Home Corporation's Quarterly
                        Report on Form 10-Q for the period ended June 30, 1994.

         3.2         -- Amended and Restated By-Laws of U.S. Home Corporation, dated as of
                        June 21, 1993. Incorporated by reference from exhibit 3.2 to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).

        10.1         -- Credit Agreement, dated as of September 29, 1995, between U.S. Home
                        Corporation and The First National Bank of Chicago, as Agent.
                        Incorporated by reference from exhibit 10.1 to U.S. Home Corporations
                        Quarterly Report on Form 10-Q for period ended September 30, 1995.

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

        10.5         -- U.S. Home Corporation 1996 Employees' Stock Option Plan.

        10.6         -- U.S. Home Corporation's 1993 Stock Option Plan. Incorporated by
                        reference from exhibit 4.1 to Registration Statement on Form S-8 of
                        U.S. Home Corporation (Registration No. 33-64712).

        10.7         -- U.S. Home Corporation's Non-Employee Directors' Stock Option Plan.
                        on Form S-3 of U.S. Home Corporation (Registration No. 33-68966).

        10.8         -- U.S. Home Corporation's Employee Stock Payment Plan. Incorporated by
                        reference from exhibit B to U.S. Home Corporation's 1993 Proxy
                        Statement dated March 3, 1994.

        10.9         -- U.S. Home Corporation's Corporate Officers and President of
                        Operations Restricted Stock Plan. Incorporated by reference from exhibit 10.8 to U.S. Home Corporation's Annual Report on Form 10-K
                        for the year ended December 31, 1994.

        10.10        -- U.S. Home Corporation's Corporate Officers Incentive Compensation
                        Program for the Incentive Period January 1, 1996 to December 31,
                        1996.

        10.11        -- U.S. Home Corporation's Key Employees' Separation Pay Plan.
                        Incorporated by reference from exhibit 10.5 to Amendment No. 1 to
                        Registration Statement on Form S-1 of U.S. Home Corporation
                        (Registration No. 33-60638).

        10.12        -- U.S. Home Corporation's Retirement Plan for Non-Employee Directors.
                        Incorporated by reference from exhibit 10 to U.S. Home Corporation's
                        Quarterly Report on Form 10-Q for the period ended September 30,
                        1994.

        10.13        -- Amended and Restated Employment and Consulting Agreement, dated
                        October 17, 1995, between U.S. Home Corporation and Robert J.
                        Strudler.

        10.14        -- Amended and Restated Employment and Consulting Agreement, dated
                        October 17, 1995, between U.S. Home Corporation and Isaac Heimbinder.

        10.15        -- Registration Rights Agreement, dated as of June 21, 1993, between
                        U.S. Home Corporation and Loomis, Sayles & Company Incorporated, on
                        behalf of certain holders of the common stock of U.S. Home
                        Corporation. Incorporated by reference from exhibit 10.10 to
                        Registration Statement on Form S-3 of U.S. Home Corporation
                        (Registration No. 33-68966).

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

        10.17        -- Trust Agreement, dated December 18, 1986, between U.S. Home
                        Corporation, as Grantor, and Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Robert J. Strudler. Incorporated by reference from exhibit 10.26 to U.S. Home Corporation's Annual
                        Report on Form 10-K for the year ended December 31, 1986.

        10.18        -- Letter, dated as of March 20, 1990, between U.S. Home Corporation and
                        William E. Reichard, as Successor Trustee, with respect to Trust
                        Agreements dated December 18, 1986 between U.S. Home Corporation, as
                        Grantor, Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Robert J. Strudler and Isaac Heimbinder.
                        Incorporated by reference from exhibit 10.19 to U.S. Home
                        Corporation's Annual Report on Form 10-K for the year ended December
                        31, 1992.

        10.19        -- First Amended and Restated Warehousing Credit and Security Agreement
                        (single-family mortgage loans), dated as of August 31, 1995, between
                        U.S. Home Mortgage Corporation and Residential Funding Corporation.
                        Incorporated by reference from exhibit 10.2 to U.S. Home
                        Corporation's Quarterly Report on Form 10-Q for the period ended
                        September 30, 1995.

        10.19(i)     -- First Amendment to First Amended Restricted Warehousing Credit and
                        Security Agreement (single-family mortgage loans, dated as of
                        December 27, 1995, between U.S. Home Mortgage Corporation and
                        Residential Funding Corporation.

        10.20        -- U.S. Home Corporation's Amortizing Incentive Plan. Incorporated by
                        reference from exhibit 4.2 to Registration Statement on Form S-8 of
                        U.S. Home Corporation (Registration No. 33-64712).

        10.21        -- Form of Indemnification Agreement for directors and executive officers. Incorporated by reference from exhibit 10.15 to Amendment
                        No. 2 to Registration Statement on Form S-1 of U.S. Home Corporation
                        (Registration No. 33-60638).

        11           -- Computation of earnings per share

        22           -- Subsidiaries of U.S. Home Corporation

        23           -- Consent of Independent Public Accountants

        27           -- Financial Data Schedule

     (b) Report on Form 8-K

          No Current Report on Form 8-K was filed by the Company during October, November or December 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 9, 1996                     U.S. HOME CORPORATION

                                            By: /s/  ISAAC HEIMBINDER
                                                --------------------------------
                                                     Isaac Heimbinder
                                           President, Co-Chief Executive Officer
                                                and Chief Operating Officer

                                            By: /s/  CHESTER P. SADOWSKI
                                                --------------------------------
                                                     Chester P. Sadowski
                                              Vice President, Controller and
                                                  Chief Accounting Officer
                                              (principal accounting officer)

                                            By: /s/  THOMAS A. NAPOLI
                                                --------------------------------
                                                     Thomas A. Napoli
                                     Vice President, Finance and Chief Financial
                                        Officer (principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ------------------------------   -----------------
         /s/  ROBERT J. STRUDLER               Director, Chairman and            February 9, 1996
-----------------------------------------        Co-Chief Executive Officer
              Robert J. Strudler                 (principal executive officer)

         /s/  ISAAC HEIMBINDER                 Director, President,              February 9, 1996
-----------------------------------------        Co-Chief Executive Officer
              Isaac Heimbinder                   and Chief Operating
                                                 Officer

         /s/  GLEN ADAMS                       Director                          February 9, 1996
-----------------------------------------
              Glen Adams

         /s/  STEVEN L. GERARD                 Director                          February 9, 1996
-----------------------------------------
              Steven L. Gerard

         /s/  KENNETH J. HANAU, JR.            Director                          February 9, 1996
-----------------------------------------
              Kenneth J. Hanau, Jr.

         /s/  MALCOLM T. HOPKINS               Director                          February 9, 1996
-----------------------------------------
              Malcolm T. Hopkins

         /s/  JACK L. MCDONALD                 Director                          February 9, 1996
-----------------------------------------
              Jack L. McDonald

         /s/  CHARLES A. MCKEE                 Director                          February 9, 1996
-----------------------------------------
              Charles A. McKee

         /s/  GEORGE A. POOLE, JR.             Director                          February 9, 1996
-----------------------------------------
              George A. Poole, Jr.

         /s/  HERVE RIPAULT                    Director                          February 9, 1996
-----------------------------------------
              Herve Ripault

         /s/  JAMES W. SIGHT                   Director                          February 9, 1996
-----------------------------------------
              James W. Sight

                               INDEX TO EXHIBITS


Exhibit
 Number
-------

10.5          U.S. Home Corporation Employees' 1996 Stock Option
              Plan

10.9          U.S. Home Corporation Corporate Officers
              Incentive Compensation Program for the Incentive
              Period January 1, 1996 to December 31, 1996

10.13         Amended and Restated Employment and Consulting
              Agreement dated October 17, 1995 between U.S. Home
              Corporation and Robert J. Strudler

10.14         Amended and Restated Employment and Consulting
              Agreement dated October 17, 1995 between U.S. Home
              Corporation and Isaac Heimbinder

10.19(i) First Amendment to First Amended and Restated Warehousing Credit and Security Agreement (single-family mortgage loans), dated as of December 27, 1995, between U.S. Home Mortgage Corporation and Residential Funding Corporation

11            Computation of earnings per share

22            Subsidiaries of U.S. Home Corporation

23            Consent of Independent Public Accountants

27            Financial Data Schedule