Form 10-Q
period 1996-03-31
U S HOME CORP /DE/
filed 1996-05-03
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

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

         Class                            Outstanding at March 31, 1996
Common stock, $.01 par value                     11,253,180 shares

                           U.S. HOME CORPORATION

                                   INDEX

                                                                      Page
                                                                    Number
                                                                    ------
Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets--
                     March 31, 1996 and December 31,  1995               3

                     Consolidated Condensed Statements of
                     Operations--Three Months Ended
                     March 31, 1996 and 1995                             5

                     Consolidated Condensed Statements of Cash
                     Flows--Three Months Ended March 31, 1996
                     and 1995                                            6

                     Notes to Consolidated Condensed Financial
                     Statements                                          7

                     Review by Independent Public Accountants           10

                     Report of Independent Public Accountants           11

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations                                      12

Part II.    Other Information

            Item 5.          Other Information                          15

            Item 6.          Exhibits and Reports on Form 8-K           16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)


                                   ASSETS

                                                  March 31,    December 31,
                                                    1996           1995
                                                  ---------    ------------
                                                  (Unaudited)
HOUSING:
   Cash (including restricted funds)             $ 25,530       $  5,110
   Receivables, net ................               44,236         33,454
   Single-Family Housing Inventories              648,919        632,035
   Option Deposits on Real Estate ..               68,668         63,375
   Other Assets ....................               49,080         43,437
                                                 --------       --------
                                                  836,433        777,411
                                                 --------       --------

FINANCIAL SERVICES:
   Cash (including restricted funds)                5,787          5,456
   Residential Mortgage Loans ......               50,030         43,292
   Other Assets ....................               16,276         15,925
                                                 --------       --------
                                                   72,093         64,673
                                                 --------       --------

                                                 $908,526       $842,084
                                                 ========       ========





The  accompanying  notes  are an  integral  part of these  balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,   December 31,
                                                          1996         1995
                                                      ----------   ------------
                                                      (Unaudited)
HOUSING: ....................................
  Accounts Payable ..........................         $  89,753     $  88,234
  Accrued Expenses and Other Current
    Liabilities .............................            57,238        46,070
  Revolving Credit Facility .................              --          24,000
  Senior and Convertible Subordinated Debt
    and Notes Payable .......................           368,796       300,599
                                                      ---------     ---------
                                                        515,787       458,903
                                                      ---------     ---------
FINANCIAL SERVICES:
  Accrued Expenses and Other
    Current Liabilities .....................            22,485        18,818
  Revolving Credit Facility .................            31,790        35,371
                                                      ---------     ---------
                                                         54,275        54,189
                                                      ---------     ---------

    Total Liabilities .......................           570,062       513,092
                                                      ---------     ---------

STOCKHOLDERS' EQUITY:
  Convertible Preferred  Stock, $25 per share
    redemption value,  authorized 396,454 and
    403,597 shares at March 31, 1996 and
    December 31, 1995, outstanding 312,111
    and 319,254 shares at March 31, 1996
    and December 31, 1995 ...................             7,803         7,981
  Common Stock, $.01 par value, authorized
    50,000,000 shares, outstanding
    11,253,180 and 11,243,147 shares at
    March 31, 1996 and December 31, 1995 ....               112           112
  Capital In Excess of Par Value ............           348,836       348,577
  Retained Earnings (Deficit) ...............           (16,048)      (25,367)
  Unearned Compensation on Restricted
    Stock ...................................            (2,239)       (2,311)
                                                      ---------     ---------
    Total Stockholders' Equity ..............           338,464       328,992
                                                      ---------     ---------
                                                      $ 908,526     $ 842,084
                                                      =========     =========

The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 --------------------
                                                  1996            1995
                                                 --------       --------
HOUSING:
  Operating Revenues ..................          $267,907       $260,127
                                                 --------       --------
  Operating Costs and Expenses -
    Cost of products sold .............           224,974        218,346
    Selling, general and administrative            29,411         29,142
                                                 --------       --------
                                                  254,385        247,488
                                                 --------       --------
  Housing Operating Income ............            13,522         12,639
                                                 --------       --------

FINANCIAL SERVICES:
  Operating Revenues ..................             4,855          3,075
                                                 --------       --------
  Operating Costs and Expenses -
    General and administrative ........             3,240          2,624
    Interest ..........................               461             66
                                                 --------       --------
                                                    3,701          2,690
                                                 --------       --------

  Financial Services Operating
    Income ............................             1,154            385
                                                 --------       --------


INCOME BEFORE INCOME TAXES ............            14,676         13,024

PROVISION FOR INCOME TAXES ............             5,357          4,884
                                                 --------       --------

NET INCOME ............................          $  9,319       $  8,140
                                                 ========       ========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Primary ...........................          $    .77       $    .70
                                                 ========       ========
    Fully diluted .....................          $    .69       $    .62
                                                 ========       ========

The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                          1996          1995
                                                        --------     --------

Net Cash Used by Operating Activities ..........        $(18,210)    $ (9,689)
                                                        --------     --------

Net Cash Flows From Investing Activities:
  Purchase of property, plant and equipment,
    net of disposals ...........................            (573)        (719)
  Proceeds from investments in mortgages .......             774           68
  Increase in restricted cash ..................            (330)        (124)
    Other ......................................            (262)        (227)
                                                        --------     --------
  Net cash used by investing activities ........            (391)      (1,002)
                                                        --------     --------

Net Cash Flows From Financing Activities:
  Repayment of revolving credit facilities,
    net of proceeds ............................         (27,581)      14,190
  Net proceeds from sale of 7.95% senior notes .          73,406         --
  Repayment of notes and mortgage notes payables          (6,803)      (3,992)
                                                        --------     --------
  Net cash provided by financing activities ....          39,022       10,198
                                                        --------     --------

Net Increase (Decrease) in Cash ................          20,421         (493)
Cash At Beginning of Period ....................           6,228        2,050
                                                        --------     --------
Cash At End of Period ..........................        $ 26,649     $  1,557
                                                        ========     ========

Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing ....................................        $  1,833     $  1,991
    Financial Services .........................             416           87
                                                        --------     --------
                                                        $  2,249     $  2,078
                                                        ========     ========

The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 1996
                           (Dollars in Thousands)
                                (Unaudited)

(1)     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The accompanying consolidated condensed balance sheet as of December 31, 1995, which has been derived from audited financial statements, and the accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
        information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

        The preparation of consolidated condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Management's estimates and assumptions are reflective of, among other things, prevailing market conditions, expected market conditions based on published economic forecasts, current operating strategies and the availability of capital which are all subject to change. Changes to the aforementioned or other conditions could in turn cause changes to such estimates and assumptions and, as a result, actual results could differ from the original estimates.

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995 and its results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

        Because of the seasonal nature of the Company's business, the results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results for the full year.

(2)     INVENTORIES

        The components of single-family housing inventories are as follows:

                                                   March 31,   December 31,
                                                     1996          1995

        Housing completed and under construction    $235,868       $238,508
        Models .................................      64,819         63,475
        Finished lots ..........................     139,306        129,260
        Land under development .................      64,513         50,714
        Land held for development or sale ......     144,413        150,078
                                                    --------       --------
                                                    $648,919       $632,035
                                                    ========       ========

(3) REVOLVING CREDIT FACILITIES, SENIOR AND CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

        Housing -

        Revolving credit facility, senior and convertible subordinated debt and notes payable consist of the following:
                                                   March 31,      December 31,
                                                     1996              1995
                                                   --------       ------------
        Revolving credit facility ......           $   --           $ 24,000
                                                   --------         --------

        7.95% Senior notes due 2001 ....             75,000             --
        9.75% Senior notes due 2003 ....            200,000          200,000
        4.875% Convertible subordinated
          debentures due 2005 ..........             80,000           80,000
        Notes and mortgage notes payable             13,796           20,599
                                                   --------         --------
                                                    368,796          300,599
                                                   --------         --------
                                                   $368,796         $324,599
                                                   ========         ========

        In September 1995, the Company entered into a three-year unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility provides up to a maximum of $130,000 of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. At March 31, 1996, $48,010 of the Credit Facility was available for borrowing after giving effect to the $275,000 of Senior Notes. The amount available for borrowing is based on housing inventories, finished lots and closing proceeds receivable less the outstanding senior debt, including the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. Borrowings bear interest at a premium over the Eurodollar rate or a bank corporate base rate announced by the agent bank. The Credit Facility expires on September 29, 1998, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

        On February 16, 1996, the Company completed the sale of $75,000 principal amount of its 7.95% senior notes ("Senior Notes") due March 1, 2001. Interest on the Senior Notes is payable on March 1 and September 1 of each year, commencing on September 1, 1996. Upon a change of control of the Company, holders of the notes will have the right to require the Company to redeem the Senior Notes at a price of 101% of the principal amount thereof, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available at the time of a change of control to make any required repurchases. The indenture relating to the Senior Notes contains numerous convenants, including a minimum tangible net worth requirement and a limitation on the incurrance of additional debt.

        Financial Services -

        Financial Services revolving credit facility consists of an agreement with a financial institution whereby the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $45,000 under a revolving line of credit (the "Mortgage Credit Facility") secured by residential mortgage loans and mortgage notes receivables. The Mortgage Credit Facility is not guaranteed by the Company, matures on August 31, 1996 and bears interest at a premium over the London Interbank Offered Rate. The Company expects the Mortgage Credit Facility to be extended or replaced by a credit facility similar to the terms and conditions of its present credit facility.

(4)     HOUSING INTEREST

        A summary of housing interest for the three month periods ended March 31, 1996 and 1995 follows:
                                                   1996          1995
                                                 --------     --------
        Capitalized at beginning of period       $ 59,898     $ 56,082
        Capitalized ......................          7,939        7,839
        Included in cost of sales ........         (6,629)      (7,022)
        Included in other ................            (24)        (150)
                                                 --------     --------
        Capitalized at end of period .....       $ 61,184     $ 56,749
                                                 ========     ========

 (5)    INCOME PER SHARE

        The  following   weighted  average  number  of  common  and  common
        equivalent shares were used to compute income per share for the three month periods ended March 31, 1996 and 1995:

                                            1996         1995
                                         ----------   ----------
            Primary                      12,115,484   11,580,628
            Fully diluted                14,369,005   13,834,149

        The weighted average number of common and common equivalent shares outstanding for 1996 primary income per share includes the dilutive effect of the convertible redeemable preferred stock and Class B warrants and the assumed exercise of stock options. No effect was given to the shares that would be issuable on exercise of the warrants and stock options in 1995 since they would be antidilutive or were immaterial. Fully diluted income per share includes the assumed conversion of the convertible subordinated debentures.

                  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------

    Arthur Andersen LLP, independent public accountants, have performed a review of the consolidated condensed balance sheet as of March 31, 1996 and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995 included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO  U.S. HOME CORPORATION:

We have reviewed the accompanying consolidated condensed balance sheet of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of March 31, 1996, and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of U.S. Home Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 1, 1996, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                   /s/  Arthur Andersen LLP
                                                   ------------------------
                                                        ARTHUR ANDERSEN LLP


Houston, Texas
April 24, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                  Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                               Three Months Ended
                                                    March 31,
                                               1996              1995
                                            --------          --------
Revenues -
  Single-family homes ...........           $264,725          $256,373
  Land and other ................              3,182             3,754
                                            --------          --------
    Total .......................           $267,907          $260,127
                                            ========          ========

Single-family homes -
  Gross margin amount ...........           $ 42,492          $ 41,246
  Gross margin percentage........               16.1%             16.1%
  Units delivered ...............              1,643             1,649
  Average sales price ...........           $161,100          $155,500
  New orders taken ..............              2,699             2,277
  Backlog at end of period ......              3,787             3,179

Selling, general and
  administrative expenses as
  a percentage of housing
  revenues ......................               11.0%             11.2%

Interest expense -
  Paid and accrued ..............           $  7,939          $  7,839
  Capitalized ...................           $  7,939          $  7,839
  Percent capitalized ...........              100.0%            100.0%

Capitalized interest included
  in cost of products sold ......           $  6,629          $  7,022

Revenues -

Revenues from sales of single-family homes for the three month period ended March 31, 1996 increased 3% compared to the three month period ended March 31, 1995. The increase resulted primarily from a 4% increase in the average sales price. The increase in the average sales price in 1996 was primarily due to price increases.

New orders taken for the three month period ended March 31, 1996 increased 19% compared to the same period in 1995. The Company believes that new orders taken in the first quarter of 1995 were adversely affected due to higher mortgage interest rates. Mortgage interest rates trended down in the second quarter of 1995 to a level that generally continued through the first quarter of 1996 and not only had a positive impact on the number of new orders taken but also the comparison of new orders taken between the three month period ended March 31, 1996 and the same period in 1995. No assurances can be given that new orders taken for the remainder of 1996 will continue at the first quarter pace due to possible future fluctuations in economic activity, interest rates and the level of consumer confidence. See Part II, "Item 5 - Other Information" on page 15 for a table of unit activity by market for the three month periods ended March 31, 1996 and 1995.

Selling, General and Administrative Expenses -

As a percentage of housing revenues, selling, general and administrative expenses for 1996 decreased when compared to 1995. This decrease is due to the Company's continued effort to improve operating efficiencies and control fixed costs.

                             Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):
                                                    Three Months
                                                        Ended
                                                       March 31,
                                                  -------------------
                                                    1996        1995
                                                  -------      ------
     U.S. Home Mortgage Corporation and
        Subsidiary                                $ 3,834      $2,272
      Other financial services operations           1,021         803
                                                  -------      ------
                                                  $ 4,855      $3,075
                                                  =======      ======

The increase in U.S. Home Mortgage Corporation and subsidiary's ("Mortgage") revenues for the three month period ended March 31, 1996 when compared to the three month period ended March 31, 1995 was primarily due to an increase in mortgage loan originations and income from the sale of mortgage loans and servicing rights.

Financial Condition and Liquidity

                                  Housing

The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities.

Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. The Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. The increase in land inventories in 1996 from 1995 was primarily the result of increased activities, including the increase in the Company's retirement and active-adult communities activities.

In February 1996, the Company sold $75 million principal amount of its 7.95% senior notes due 2001. The net proceeds thereof were used to repay the outstanding balance under the Credit Facility (see below) and for working capital and general corporate purposes. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Company's unsecured revolving credit facility ("Credit Facility"). The Credit Facility (and previous credit facilities) have enabled the Company to meet peak operating needs. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the three month periods ended March 31, 1996 and 1995 is summarized below (dollars in thousands):

                                               1996            1995
                                             --------        ---------
          Net cash provided (used) by:
            Operating activities             $(15,448)       $(15,231)
            Investing activities                 (862)           (719)
            Financing activities               42,603          15,751
                                             --------        --------
          Net  increase (decrease) in cash   $ 26,293        $   (199)
                                             ========        ========

Cash flow from housing financing activities for 1996 provided cash reflecting the sale of the Company's 7.95% senior notes, offset primarily by the repayment of the outstanding amount under the revolving credit facility, while 1995 provided cash reflecting primarily net borrowings under the revolving credit facility.

The Company believes that cash flow from operations and amounts available under the Credit Agreement will be sufficient to meet its working capital obligations and other needs. However, should the Company require capital in excess of that which is currently available there can be no assurance that it will be available.

Financial Services

Mortgage's activities represent a substantial portion of the financial services segment's activities. As loan originations by Mortgage are primarily from housing units delivered by the Company's home building operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

Financial services operating activities are affected primarily by Mortgage's loan originations which result in the sale of mortgage loans and related servicing rights to third party investors. Cash flows from financial services operating activities are also affected by the timing of the sales of loans and servicing rights which generally are sold to investors within 30 days after homes are delivered. In this regard, cash flows from financial services operating activities for 1996 used more cash compared to 1995 primarily due to an increase in residential mortgage loan receivables.

The Company finances its financial services operations primarily from internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights, and short-term debt. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of a $45 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on August 31, 1996. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that the internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

Part II.  OTHER INFORMATION

Item 2.   Changes in Securities

        On February 16, 1996, the Company issued $75 million principal amount of 7.95% Senior Notes due 2001 pursuant to a Senior Indenture with IBJ Schroder Bank & Trust Company, as trustee (the "Senior Indenture"). The Senior Indenture includes a limitation on the Company's ability to make certain payments on its capital stock. For a description of such limitation, reference is made to the text under the caption "Description of Debt Securities" set forth on pages 3 through 32 of the Company's Prospectus dated February 13, 1996 forming Part I of the Company's Registration Statement on Form S-3 (File No. 33-00583).

Item 5.  Other Information

        The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by market for the three month periods ended March 31, 1996 and 1995:

              States           New Orders        Deliveries       Backlog
              ------           ----------        ----------       -------
                              1996     1995    1996    1995   1996      1995
                             -----    -----    ----   -----   -----    -----

        Arizona                270      286    273     187     382       362
        California             160      179    112     101     159       164
        Colorado               610      425    262     255     810       560
        Florida                847      785    569     670   1,264     1,261
        Indiana/Ohio            77       15     32       7     107        18
        Maryland/Virginia      108      111     73      72     148       121
        Minnesota              103       70     64      60     158        97
        Nevada                 135       77     78      64     176       103
        New Jersey             171       70     60      79     294       160
        Texas                  218      259    120     154     289       333
                            ------    -----  -----   -----   -----     -----
                             2,699    2,277  1,643   1,649   3,787     3,179
                            ======    =====  =====   =====   =====     =====

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit  4.1    - Senior Indenture, dated February 16, 1996, by
                            and between U.S. Home Corporation  and IBJ
                            Schroder Bank & Trust Company, as trustee

          Exhibit  4.2    - Officers' Certificate, dated February 16,
                            1996, establishing the form and terms of the $75 million aggregate principal amount of unsecured senior notes ("Senior Notes")

          Exhibit   11    - Computation of Income Per Common Share

          Exhibit   15    - Letter with respect to unaudited interim
                            financial information

          Exhibit   27    - Financial Data Schedule

     (b)  Reports on Form 8-K

          On February 12, 1996, under Item 5 "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K reporting that the Company intended to offer by means of a prospectus, in an underwritten public offering, Senior Notes under the Company's effective Shelf Registration on Form S-3 (File No. 1-5899).

          No other Current Report on Form 8-K was filed by the Company during January, February or March 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      U.S. HOME CORPORATION

Date:   May 1, 1996                    /s/ Isaac Heimbinder
                                       -------------------------------------
                                       Isaac Heimbinder
                                       President, Co-Chief Executive Officer
                                       and Chief Operating Officer

Date:   May 1, 1996                    /s/ Chester P. Sadowski
                                       -------------------------------------
                                       Chester P. Sadowski
                                       Vice President, Controller
                                       and Chief Accounting Officer

                             INDEX OF EXHIBITS


                                                                 Sequential
Exhibit                                                           Numbered
Number                                                              Page

4.1         Senior Indenture,  dated February 16, 1996, by
            and between U.S. Home Corporation and
            IBJ Schroder Bank & Trust company, as trustee            21

4.2         Officers' Certificate,  dated February 16, 1996,
            establishing the form  and  terms of the $75
            million aggregate principal amount of unsecured
            senior notes ("Senior Notes")                           119

11          Computation of Income Per Common Share                  134

15          Letter with respect to unaudited interim financial      136
            information

27          Financial Data Schedule                                 137