Form 10-Q
period 1996-06-30
U S HOME CORP /DE/
filed 1996-08-09
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

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

         Class                                Outstanding at July 31, 1996
Common stock, $.01 par value                       11,448,088 shares

                           U.S. HOME CORPORATION
                           ---------------------

                                   INDEX
                                   -----

                                                                      Page
                                                                     Number
                                                                     ------
Part I.     Financial Information

            Item 1.   Financial Statements

                      Consolidated Condensed Balance Sheets--
                      June 30, 1996 and December 31, 1995              3

                      Consolidated Condensed Statements of
                      Operations--Three and Six Months Ended
                      June 30, 1996 and 1995                           5

                      Consolidated Condensed Statements of
                      Cash Flows--Six Months Ended
                      June 30, 1996 and 1995                           6

                      Notes to Consolidated Condensed
                      Financial Statements                             7

                      Review by Independent Public Accountants        10

                      Report of Independent Public Accountants        11

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations                                   12

Part II.    Other Information

            Item 1.   Legal Proceedings                               15

            Item 4.   Submission of Matters to a Vote of
                      Security Holders                                15

            Item 5.   Other Information                               16

            Item 6.   Exhibits and Reports on Form 8-K                18

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         --------------------


                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)


                                   ASSETS
                                   ------

                                                      June 30,   December 31,
                                                       1996           1995
                                                     ----------  ------------
                                                     (Unaudited)
  HOUSING:
    Cash (including restricted funds) .........        $  9,019   $  5,110
    Receivables, net ..........................          53,588     33,454
    Single-Family Housing Inventories .........         689,066    632,035
    Option Deposits on Real Estate ............          68,161     63,375
    Other Assets ..............................          50,431     43,437
                                                       --------   --------
                                                        870,265    777,411
                                                       ========   ========


  FINANCIAL SERVICES:
    Cash (including restricted funds) .........           4,754      5,456
    Residential Mortgage Loans ................          49,432     43,292
    Other Assets ..............................          15,211     15,925

                                                         69,397     64,673
                                                       --------   --------

                                                       $939,662   $842,084
                                                       ========   ========



    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,     December 31,
                                                      1996            1995
                                                   -----------   ------------
                                                   (Unaudited)
HOUSING:
     Accounts Payable                               $ 106,642       $ 88,234
     Accrued Expenses and Other Current
       Liabilities                                     57,357         46,070
     Revolving Credit Facility                          8,000         24,000
     Senior and Convertible Subordinated Debt
       and Notes Payable                              367,016        300,599
                                                    ---------       --------
                                                      539,015        458,903
                                                    ---------       --------
   FINANCIAL SERVICES:
     Accrued Expenses and Other
       Current Liabilities                             22,637         18,818
     Revolving Credit Facility                         29,288         35,371
                                                    ---------       --------
                                                       51,925         54,189
                                                    ---------       --------
       Total Liabilities                              590,940        513,092
                                                    ---------       --------


   STOCKHOLDERS' EQUITY:
     Convertible   Preferred  Stock,
       $25 per share redemption value,
       authorized  207,206 and 403,597
       shares at June 30, 1996 and
       December 31, 1995,  outstanding
       122,863 and 319,254  shares at
       June 30, 1996 and December 31, 1995              3,072          7,981
     Common Stock, $.01 par value, authorized
       50,000,000 shares, outstanding
       11,447,920 and 11,243,147 shares at
       June 30, 1996 and December 31, 1995                114            112
     Capital In Excess of Par Value                   353,701        348,577
     Retained Earnings (Deficit)                       (5,998)       (25,367)
     Unearned Compensation on Restricted
       Stock                                           (2,167)        (2,311)
                                                     --------       --------
       Total Stockholders' Equity                     348,722        328,992
                                                     --------       --------
                                                     $939,662       $842,084
                                                     ========       ========

    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)

                                            Three Months Ended      Six Months Ended
                                                June 30,                June 30,
                                           -------------------   --------------------
                                             1996        1995      1996        1995
                                           --------   --------   --------   --------
HOUSING:
  Operating Revenues ...................   $288,428    $255,564   $556,335  $515,691
                                           --------    --------   --------  --------
  Operating Costs and Expenses -
    Cost of products sold ..............    242,961     215,664    467,935   434,010
    Selling, general and administrative.     31,112      28,250     60,523    57,392
                                           --------    --------   --------  --------
                                            274,073     243,914    528,458   491,402
                                           --------    --------   --------  --------
  Housing Operating Income .............     14,355      11,650     27,877    24,289
                                           --------    --------   --------  --------
FINANCIAL SERVICES:
  Operating Revenues ...................      4,808       3,714      9,663     6,789
                                           --------    --------   --------  --------
  Operating Costs and Expenses -
    General and administrative .........      2,973       2,761      6,213     5,385
    Interest ...........................        364         100        825       166
                                           --------    --------   --------  --------
                                              3,337       2,861      7,038     5,551
                                           --------    --------   --------  --------
  Financial Services Operating
    Income .............................      1,471         853      2,625     1,238
                                           --------    --------   --------  --------

INCOME BEFORE INCOME TAXES .............     15,826      12,503     30,502    25,527

PROVISION FOR INCOME TAXES .............      5,776       4,689     11,133     9,573
                                           --------    --------   --------  --------
NET INCOME .............................   $ 10,050    $  7,814   $ 19,369  $ 15,954
                                           ========    ========   ========  ========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Primary ............................   $    .84    $    .67   $   1.61  $   1.37
                                           ========    ========   ========  ========
    Fully diluted ......................   $    .75    $    .59   $   1.44  $   1.20
                                           ========    ========   ========  ========


      The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)



                                                           Six Months Ended
                                                               June 30,
                                                          ----------------
                                                           1996        1995
                                                         ---------  ---------
   Net Cash Used by Operating Activities ..........      $(39,188)  $(41,875)
                                                         --------   --------
   Net Cash Flows From Investing Activities:
     Purchase of property, plant and equipment,
       net of disposals ...........................          (985)    (1,480)
     Proceeds from investments in mortgages .......         1,055        390
     Decrease (increase) in restricted cash .......          (474)       125
     Other ........................................          (414)      (437)
                                                         --------   --------
     Net cash used by investing activities ........          (818)    (1,402)
                                                         --------   --------
   Net Cash Flows From Financing Activities:
     Repayment of revolving credit facilities,
       net of proceeds ............................       (22,083)    47,757
     Net proceeds from sale of 7.95% senior notes .        73,406       --
     Repayment of notes and mortgage notes payables        (8,583)    (3,970)
                                                         --------   --------
     Net cash provided by financing activities ....        42,740     43,787
                                                         --------   --------
   Net Increase in Cash ...........................         2,734        510
   Cash At Beginning of Period ....................         6,228      2,050
                                                         --------   --------
   Cash At End of Period ..........................      $  8,962   $  2,560
                                                         ========   ========


   Supplemental Disclosure:
     Interest paid, before amount capitalized -
       Housing ....................................      $ 14,339   $ 15,599
                                                         --------   --------
       Financial Services .........................           802        150
                                                         --------   --------
                                                         $ 15,141   $ 15,749
                                                         ========   ========
     Income taxes paid ............................      $  5,179   $    890
                                                         ========   ========

         The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1996
                           (Dollars in Thousands)
                                (Unaudited)

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

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995 and its results of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995.

        Because of the seasonal nature of the Company's business, the results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

(2)  INVENTORIES

     The components of single-family housing inventories are as follows:

                                                    June 30,    December 31,
                                                      1996           1995
                                                  ----------    ------------
       Housing completed and under construction     $276,663      $238,508
       Models                                         65,433        63,475
       Finished lots                                 130,472       129,260
       Land under development                         65,507        50,714
       Land held for development or sale             150,991       150,078
                                                    --------      --------
                                                    $689,066      $632,035
                                                    ========      ========


(3) REVOLVING CREDIT FACILITIES, SENIOR AND CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

     Housing -

     Revolving credit facility, senior and convertible subordinated debt and notes payable consist of the following:
                                                June 30,      December 31,
                                                  1996            1995

           Revolving credit facility           $   8,000       $    24,000
                                               ---------       -----------

           7.95% Senior notes due 2001            75,000                -
           9.75% Senior notes due 2003           200,000           200,000
           4.875% Convertible subordinated
             debentures due 2005                  80,000            80,000
           Notes and mortgage notes payable       12,016            20,599
                                               ---------       -----------
                                                 367,016           300,599
                                               ---------       -----------
                                               $ 375,016       $   324,599
                                               =========       ===========

     The Company has a three-year unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility provides up to a maximum of $130,000 of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. The amount available for borrowing under the Credit Facility is based on housing inventories, finished lots and closing proceeds receivable less the outstanding senior debt, including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At June 30, 1996, $79,782 of the Credit Facility was available for borrowing. Borrowings bear interest at a premium over the Eurodollar rate or a bank corporate base rate announced by the agent bank. The Credit Facility expires on September 29, 1998, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

     On February 16, 1996, the Company completed the sale of $75,000 principal amount of its 7.95% senior notes ("Senior Notes") due March 1, 2001. Interest on the Senior Notes is payable on March 1 and
     September 1 of each year, commencing on September 1, 1996. The indenture relating to the Senior Notes contains certain covenants, including a minimum tangible net worth requirement and a limitation on the incurrence of additional debt.

     Financial Services -

     Financial Services revolving credit facility consists of an agreement with a financial institution whereby the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $45,000 under a revolving line of credit (the "Mortgage Credit Facility") secured by residential mortgage loans and mortgage notes receivable. The Mortgage Credit Facility is not guaranteed by the Company, matures on August 31, 1996 and bears interest at a premium over the London Interbank Offered Rate. The Mortgage Credit Facility has been in place since 1992 and has been renewed on various terms and conditions on an annual basis and the Company expects it to be extended or replaced by a credit facility similar to its present terms and conditions. However, there can be no assurance that the Mortgage Credit Facility will be extended or replaced.

(4)  HOUSING INTEREST

     A summary of housing interest for the three and six month periods ended June 30, 1996 and 1995 follows:
                                                          Three Month Period
                                                         -------------------
                                                            1996      1995
                                                         --------   --------
        Capitalized at beginning of period               $ 61,184   $ 56,749
        Capitalized                                         8,388      7,958
        Included in cost of sales                          (7,427)    (6,709)
        Included in other                                      20       (360)
                                                         --------   --------
        Capitalized at end of period                     $ 62,165   $ 57,638
                                                         ========   ========


                                                           Six Month Period
                                                         --------------------
                                                           1996          1995
                                                         --------   --------
        Capitalized at beginning of period               $ 59,898   $ 56,082
        Capitalized                                        16,327     15,797
        Included in cost of sales                         (14,056)   (13,731)
        Included in other                                      (4)      (510)
                                                         --------   --------
        Capitalized at end of period                     $ 62,165   $ 57,638
                                                         ========   ========

(5)  INCOME PER SHARE

     The following weighted average number of common and common equivalent shares were used to compute income per share for the three and six month periods ended June 30, 1996 and 1995:
                          Three Month  Period      Six  Month Period
                        -----------------------  ------------------------
                            1996          1995    1996         1995
                        ----------   ---------   ----------    ----------
         Primary        12,009,926   11,616,415  12,067,432    11,603,862
         Fully diluted  14,263,447   14,129,263  14,320,953    14,122,072

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

                  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

    Arthur Andersen LLP, independent public accountants, have performed a review of the consolidated condensed balance sheet as of June 30, 1996 and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995 included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO  U.S. HOME CORPORATION:

We have reviewed the accompanying consolidated condensed balance sheet of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of June 30, 1996, and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




                                       /s/ Arthur Andersen LLP
                                       ------------------------
                                       ARTHUR ANDERSEN LLP


Houston, Texas
July 23, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

Results of Operations
- ---------------------
                                  Housing
                                  -------

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                    Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                   --------------------   -------------------
                                    1996        1995         1996        1995
                                   --------    --------    --------    -------
   Revenues -
     Single-family homes .......   $285,833    $251,406    $550,558   $507,779
     Land and other ............      2,595       4,158       5,777      7,912
                                   --------    --------    --------   --------
       Total ...................   $288,428    $255,564    $556,335   $515,691
                                   ========    ========    ========   ========

   Single-family homes -
     Gross margin amount .......   $ 45,279    $ 39,699    $ 87,771   $ 80,945
     Gross margin percentage ...       15.8%       15.8%       15.9%      15.9%
     Units delivered ...........      1,722       1,599       3,365      3,248
     Average sales price .......   $166,000    $157,200    $163,600   $156,300
     New orders taken ..........      1,779       1,868       4,478      4,145
     Backlog at end of period ..                              3,844       3,448

   Selling, general and
     administrative expenses as
     a percentage of housing
     revenues ..................       10.8%       11.1%       10.9%      11.1%

   Interest expense -
     Paid and accrued ..........   $  8,388    $  7,958    $ 16,327   $ 15,797
     Capitalized ...............   $  8,388    $  7,958    $ 16,327   $ 15,797
     Percent capitalized .......      100.0%      100.0%      100.0%     100.0%

   Capitalized interest included
     in cost of products sold ..   $  7,427    $  6,709    $ 14,056   $ 13,731

Revenues -

Revenues from sales of single-family homes for the three and six month periods ended June 30, 1996 increased 14% and 8% compared to the three and six month periods ended June 30, 1995. The increase resulted from 8% and 4% increases in the number of housing units delivered and 6% and 5% increases in the average sales price. The increase in the average sales prices in 1996 was primarily due to price increases.

New orders taken for the three month period ended June 30, 1996 decreased 5% compared to the same period in 1995, while new orders taken for the six month period ended June 30, 1996 increased 8% compared to the same period in 1995. The Company believes the decline in new orders in the second quarter of 1996 was primarily due to the increase in mortgage interest rates which began during the first quarter of 1996. Because of the current interest rate environment and the uncertainty with respect to future interest rates, the comparative performance of new orders taken for the remainder of 1996 may be less than the same period in 1995. If the decline in new orders continues, the backlog level at December 31, 1996 could be less than the backlog level at December 31, 1995. If the decline in new orders continues in 1997, deliveries in 1997 could be lower than deliveries in 1996. See Part II, "Item 5 - Other Information" on page 16 for a table of unit activity by state for the three and six month periods ended June 30, 1996 and 1995.


                             Financial Services
                             ------------------

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):
                                              Three Months     Six Months
                                                 Ended           Ended
                                               June 30,       June 30,
                                          -----------------  ---------------
                                            1996      1995    1996    1995
                                          -------   -------  -------  ------
    U.S. Home Mortgage Corporation and
      Subsidiary                          $ 3,993  $ 2,882   $ 7,827   5,154
    Other financial services operations       815      832     1,836   1,635
                                          -------  -------   -------  ------
                                          $ 4,808  $ 3,714   $ 9,663  $6,789
                                          =======  =======   =======  ======

The increases in U.S. Home Mortgage Corporation and subsidiary's ("Mortgage") revenues for the three and six month periods ended June 30, 1996 when compared to the three and six month periods ended June 30, 1995 were primarily due to an increase in mortgage loan originations and income from the sale of mortgage loans and servicing rights.

Financial Condition and Liquidity

                                  Housing
                                  -------

The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities.

Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. The Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. The increase in land inventories in 1996 from 1995 was primarily the result of increased activities, including increase in the Company's retirement and active-adult communities.

In February 1996, the Company sold $75 million principal amount of its 7.95% senior notes due 2001. The net proceeds thereof were used to repay the outstanding balance under the Credit Facility and for working capital and general corporate purposes. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Company's unsecured revolving credit facility ("Credit Facility"). The Credit Facility (and previous credit facilities) have enabled the Company to meet peak operating needs. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the six month periods ended June 30, 1996 and 1995 is summarized below (dollars in thousands):

                                                    1996            1995
                                                  --------        --------
          Net cash provided (used) by:
            Operating activities                  $(39,655)       $(32,514)
            Investing activities                    (1,956)         (1,473)
            Financing activities                    48,823          33,142
          Net increase (decrease) in cash         $  7,212        $   (845)

Housing operations are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing operating activities for 1996 used more cash than in 1995 primarily due to an increase in housing proceeds receivable and housing construction and land asset activities offset in part by increased profitability and the timing of payments related to these activities.

Cash flow from housing financing activities for 1996 provided cash reflecting the sale of the Company's 7.95% senior notes, partially offset by the repayment of the outstanding amount under the Credit Facility, while 1995 provided cash reflecting primarily net borrowings under the Company's previous revolving credit facility.

The Company's   federal  income  tax  returns  for  the   years  ended
December 31, 1993 and 1992 are currently being examined by the Internal Revenue Service.

The Company believes that cash flow from operations and amounts available under the Credit Facility will be sufficient to meet its working capital obligations and other needs. However, should the Company require capital in excess of that which is currently available there can be no assurance that it will be available.

                             Financial Services
                             ------------------

Mortgage's activities represent a substantial portion of the financial services segment's activities. As loan originations by Mortgage are primarily from housing units delivered by the Company's home building operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

Financial services operating activities are affected primarily by Mortgage's loan originations which result in the sale of mortgage loans and related servicing rights to third party investors. Cash flows from financial services operating activities are also affected by the timing of the sales of loans and servicing rights which generally are sold to investors within 30 days after homes are delivered. In this regard, cash flows from financial services operating activities for 1996 used less cash compared to 1995 primarily because the increase in residential mortgage loan receivables in 1996 was less than the increase in residential mortgage loan receivables in 1995.

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

        On June 21, 1993, the Company and 46 of its affiliates (the "USH Debtors") emerged from Chapter 11 pursuant to their First Amended Consolidated Plan of Reorganization and seven other affiliates of the Company (consisting of the Company's discontinued manufactured housing and building supply operations (the "Liquidating Debtors")) commenced liquidation pursuant to their First Amended Joint Plan of Reorganization. On June 5, 1996, the United States Bankruptcy Court for the Southern District of New York entered orders which closed the Chapter 11 cases of all of the USH Debtors (other than the Company) and the Liquidating Debtors.

Item 4.   Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of the Company was held on April 24, 1996. The following persons were re-elected to the Company's Board of Directors to hold office until the annual meeting of stockholders in 1997 and until their respective successors are duly elected and qualified:

              Director                      In Favor              Withheld
        ----------------------            ------------         -----------
        Glen Adams                          8,744,996              54,169
        Steven G. Gerard                    8,745,876              53,289
        Kenneth J. Hanau, Jr.               8,744,952              54,213
        Isaac Heimbinder                    8,745,692              53,473
        Malcolm T. Hopkins                  8,744,584              54,581
        Jack L. McDonald                    8,744,478              54,687
        Charles A. McKee                    8,743,209              55,956
        George A. Poole, Jr.                8,745,632              53,533
        Herve Repault                       8,745,787              53,378
        James W. Sight                      8,744,975              54,190
        Robert J. Strudler                  8,745,118              54,047

        Additional items voted upon by the Company's stockholders at the meeting were:

          (a) the Company's  1996  Employees'  Stock Option  Plan; and

          (b) the ratification of the appointment of Arthur Andersen LLP, independent public accountants, to examine the Company's financial statements for 1996.

       The votes of the Company's stockholders on these items were as follows:

                                                                      Broker
        Item     In Favor         Opposed         Abstained         Non-Vote
       -----    ---------        --------         ---------         --------
        (a)     8,268,632         463,845            25,438           42,250
        (b)     8,755,674          33,325            10,166              -

Item 5.  Other Information

        Additional Operating Data -


        The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three and six month periods ended June 30, 1996 and 1995:

               States              New Orders      Deliveries
               ------              ----------      ----------
                                  1996    1995    1996    1995
                                  ----    ----    ----    ----
         Three Month Period -
         Arizona                  224      257     243     207
         California               157      147     119     131
         Colorado                 207      273     294     286
         Florida                  481      541     493     535
         Indiana/Ohio              48       49      28       9
         Maryland/Virginia        129      114      80      82
         Minnesota                 88      133      81      67
         Nevada                   103      111     109      64
         New Jersey               100       69     111      43
         Texas                    242      174     164     175
                                -----    -----   -----   -----
                                1,779    1,868   1,722   1,599
                                =====    =====   =====   =====


               States              New Orders      Deliveries       Backlog
               ------              ----------      ----------       -------
                                  1996    1995    1996     1995    1996   1995
                                  ----    ----    ----     ----    ----   ----
         Six Month Period -
         Arizona                   494     543     516     394      363    412
         California                317     326     231     232      197    180
         Colorado                  817     698     556     541      723    547
         Florida                 1,328   1,326   1,062   1,205    1,252  1,267
         Indiana/Ohio              125      64      60      16      127     58
         Maryland/Virginia         237     225     153     154      197    153
         Minnesota                 191     203     145     127      165    163
         Nevada                    238     188     187     128      170    150
         New Jersey                271     139     171     122      283    186
         Texas                     460     433     284     329      367    332
                                 -----   -----   -----   -----    -----  -----
                                 4,478   4,145   3,365   3,248    3,844  3,448
                                 =====   =====   =====   =====    =====  =====

        Cautionary Disclosure Regarding Forward-Looking Statements -

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this disclosure in order to do so.

         Certain statements in the Company's press releases, oral communications and filings with the Securities and Exchange Commission that are not historical facts are, or may be considered to be, forward-looking statements. Given the risks, uncertainties and contingencies of the Company's business, the actual results may differ materially from those expressed or implied by such forward-looking statements. Further, certain forward-looking statements are based on assumptions concerning future events which may not prove to be accurate.

         Forward-looking statements by the Company regarding results of operations and, ultimately, financial condition, are subject to numerous risks and assumptions, including the following:

               General economic and business conditions, the level and direction of interest rates and the level of consumer confidence have significant impact on the willingness and ability of purchasers to enter into contracts for homes and to consummate purchases of such homes under contract (backlog), as well as on the performance of Mortgage, the Company's principal subsidiary.

               The development of many of the Company's communities, particularly its retirement and active adult communities, result from a lengthy, complex series of events involving land purchase, regulatory compliance, capital availability, marketing and sales, any of which can materially affect the financial results for a community.

               The Company is in a highly competitive and fragmented industry, which places constant pressure on price (including the ability of the Company to respond to increases in prices from its suppliers), quality and marketing and particularly challenges the Company upon any entry into new geographic markets.

               The Company faces numerous regulatory hurdles in its development efforts, such as laws and regulations regarding
               zoning,   environmental  protection,   building  design  and
               construction, density and rate of development.

               The  Company's  access to  capital  sufficient  to fund its
               development   activities   is  affected  by  the   Company's
               financial leverage and by the willingness of the capital markets and banks to absorb equity or debt of the Company.

               The Company may encounter other contingencies, including labor
               shortages,   work stoppages, product liability, litigation,
               natural risks such as floods or hurricanes and other factors over which the Company has little or no control.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits

          Exhibit  11    - Computation of Income Per Common Share

          Exhibit  15    - Letter with respect to unaudited interim financial
                                       information

          Exhibit  27    - Financial Data Schedule

     (b)  Reports on Form 8-K

          No Current Report on Form 8-K was filed by the Company during April, May or June 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. HOME CORPORATION

Date:     August 8, 1996                 /s/ Isaac Heimbinder
                                         ----------------------------
                                         Isaac Heimbinder
                                         President, Co-Chief Executive
                                         Officer and Chief Operating
                                         Officer



Date:     August 8, 1996                 /s/ Chester P. Sadowski
                                         ----------------------------
                                         Chester P. Sadowski
                                         Vice President, Controller
                                         and Chief Accounting Officer

                             INDEX OF EXHIBITS


                                                                 Sequential
Exhibit                                                           Numbered
Number                                                              Page


11           Computation of Income Per Common Share                  23

15           Letter with respect to unaudited interim
               financial information                                 25

27           Financial Data Schedule                                 26