Form 10-Q
period 1996-09-30
U S HOME CORP /DE/
filed 1996-10-31
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing  requirements  for the past 90 days.       YES   X   NO ________

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution o f securities under a
plan confirmed by a court.                             YES   X   NO ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at September 30, 1996
Common stock, $.01 par value                       11,448,088  shares

                           U.S. HOME CORPORATION
                           ---------------------


                                   INDEX
                                   -----


                                                                   Page
                                                                  Number
                                                                 --------
Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets--
                     September 30, 1996 and December 31, 1995         3

                     Consolidated Condensed Statements of
                     Operations--Three and Nine Months Ended
                     September 30, 1996 and 1995                      5

                     Consolidated Condensed Statements of
                     Cash Flows--Nine Months Ended
                     September 30, 1996 and 1995                      6

                     Notes to Consolidated Condensed
                     Financial Statements                             7

                     Review by Independent Public Accountants        10

                     Report of Independent Public Accountants        11

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                      12

Part II.    Other Information

            Item 5.  Other Information                               16

            Item 6.  Exhibits and Reports on Form 8-K                17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)


                                   ASSETS
                                   ------

                                                   September 30,  December 31,
                                                        1996          1995
                                                   -------------  ------------
                                                   (Unaudited)
HOUSING:
  Cash (including restricted funds) .........         $ 12,702       $  5,110
  Receivables, net ..........................           45,054         33,454
  Single-Family Housing Inventories .........          714,843        632,035
  Option Deposits on Real Estate ............           70,191         63,375
  Other Assets ..............................           49,991         43,437
                                                      --------       --------
                                                       892,781        777,411
                                                      --------       --------

FINANCIAL SERVICES:
  Cash (including restricted funds) .........            5,104          5,456
  Residential Mortgage Loans ................           44,683         43,292
  Other Assets ..............................           16,115         15,925
                                                      --------       --------
                                                        65,902         64,673
                                                      --------       --------

                                                      $958,683       $842,084
                                                      ========       ========

    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                               September 30,    December 31,
                                                   1996             1995
                                                ------------   -------------
   HOUSING:                                      (Unaudited)
     Accounts Payable .........................   $ 102,066      $  88,234
     Accrued Expenses and Other Current
       Liabilities ............................      68,096         46,070
     Revolving Credit Facility ................      16,000         24,000
     Senior and Convertible Subordinated
       Debt and Notes Payable .................     364,450        300,599
                                                  ---------      ---------
                                                    550,612        458,903
                                                  ---------      ---------
   FINANCIAL SERVICES:
    Accrued Expenses and Other
      Current Liabilities ....................       18,743         18,818
    Revolving Credit Facility ................       28,386         35,371
                                                  ---------      ---------
                                                     47,129         54,189
                                                  ---------      ---------

    Total Liabilities ......................        597,741        513,092
                                                  ---------      ---------

  STOCKHOLDERS' EQUITY:
    Convertible Preferred Stock,
      $25 per share redemption value,
      authorized 207,206 and 403,597
      shares at September  30, 1996 and
      December 31, 1995, outstanding
      122,863 and 319,254shares at
      September 30, 1996 and December 31, 1995        3,072          7,981
    Common Stock, $.01 par value, authorized
      50,000,000 shares, outstanding
      11,448,088 and 11,243,147 shares at
      September 30, 1996 and December 31, 1995          114            112
    Capital In Excess of Par Value ...........      353,704        348,577
    Retained Earnings ........................        6,147        (25,367)
    Unearned Compensation on Restricted
     Stock ..................................       (2,095)        (2,311)
                                                  ---------      ---------
      Total Stockholders' Equity .............      360,942        328,992
                                                  ---------      ---------
                                                  $ 958,683      $ 842,084
                                                  =========      =========

   The accompanying notes are an integral part of these balance sheets.


                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)

                                            Three Months Ended   Nine Months Ended
                                              September 30,        September 30,
                                           -------------------   ---------------
                                            1996        1995     1996      1995
                                          --------  ---------   --------   --------
HOUSING:
  Operating Revenues ..................   $312,275   $282,422   $868,610   $798,113
                                          --------   --------   --------   --------
  Operating Costs and Expenses -
    Cost of products sold .............    261,709    237,900    729,644    671,910
    Selling, general and administrative     32,867     29,920     93,390     87,312
                                          --------   --------   --------   --------
                                           294,576    267,820    823,034    759,222
                                          --------   --------   --------   --------
  Housing Operating Income ............     17,699     14,602     45,576     38,891
                                          --------   --------   --------   --------

FINANCIAL SERVICES:
  Operating Revenues ..................      5,397      4,286     15,060     11,075
                                          --------   --------   --------   --------
  Operating Costs and Expenses -
    General and administrative ........      3,625      2,862      9,838      8,247
    Interest ..........................        345        283      1,170        449
                                          --------   --------   --------   --------
                                             3,970      3,145     11,008      8,696
                                          --------   --------   --------   --------

  Financial Services Operating
    Income ............................      1,427      1,141      4,052      2,379
                                          --------   --------   --------   --------

INCOME BEFORE INCOME TAXES ............     19,126     15,743     49,628     41,270

PROVISION FOR INCOME TAXES ............      6,981      5,904     18,114     15,477
                                          --------   --------   --------   --------

NET INCOME ............................   $ 12,145   $  9,839   $ 31,514   $ 25,793
                                          ========   ========   ========   ========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Primary ...........................   $   1.03   $    .83   $   2.63   $   2.22
                                          ========   ========   ========   ========
    Fully diluted .....................   $    .91   $    .72   $   2.34   $   1.91
                                          ========   ========   ========   ========

      The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                         1996           1995
                                                        ---------   ---------

Net Cash Used by Operating Activities .............     $(39,051)    $(42,963)
                                                        --------     --------

Net Cash Flows From Investing Activities:
  Purchase of property, plant and equipment,
    net of disposals ..............................       (2,120)      (1,920)
  Proceeds from investments in mortgages ..........        1,543        1,386
  Decrease (increase) in restricted cash ..........          179         (264)
  Other ...........................................         (405)        (666)
                                                        --------     --------
  Net cash used by investing activities ...........         (803)      (1,464)
                                                        --------     --------

Net Cash Flows From Financing Activities:
  Repayment of revolving credit facilities,
    net of proceeds ...............................      (14,985)      49,616
  Net proceeds from sale of 7.95% senior notes ....       73,406         --
  Repayment of notes and mortgage notes payable ...      (11,149)      (5,790)
                                                        --------     --------
  Net cash provided by financing activities .......       47,272       43,826
                                                        --------     --------

Net Increase (Decrease) in Cash ...................        7,418         (601)
Cash At Beginning of Period .......................        6,228        2,050
                                                        --------     --------
Cash At End of Period .............................     $ 13,646     $  1,449
                                                        ========     ========


Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing .......................................     $ 18,656     $ 18,026
    Financial Services ............................        1,152          403
                                                        --------     --------
                                                        $ 19,808     $ 18,429
                                                        ========     ========
  Income taxes paid ...............................     $  9,589     $  1,454
                                                        ========     ========

         The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 1996
                           (Dollars in Thousands)
                                (Unaudited)


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

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995 and its results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995.

        Because of the seasonal nature of the Company's business, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

   (2)  INVENTORIES

        The components of single-family housing inventories are as follows:

                                                 September 30,   December 31,
                                                     1996            1995
                                                 ------------    ------------

        Housing completed and under construction     $294,315      $238,508
        Models .................................       67,951        63,475
        Finished lots ..........................      129,432       129,260
        Land under development .................       69,509        50,714
        Land held for development or sale ......      153,636       150,078
                                                     --------      --------
                                                     $714,843      $632,035
                                                     ========      ========


   (3) REVOLVING CREDIT FACILITIES, SENIOR AND CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

        Housing -

        Revolving credit facility, senior and convertible subordinated debt and notes payable consist of the following:
                                                   September 30,  December 31,
                                                        1996           1995
                                                   -------------  ------------

         Revolving credit facility ......              $ 16,000      $ 24,000
                                                       --------      --------

         7.95% Senior notes due 2001 ....                75,000          --
         9.75% Senior notes due 2003 ....               200,000       200,000
         4.875% Convertible subordinated
           debentures due 2005 ..........                80,000        80,000
         Notes and mortgage notes payable                 9,450        20,599
                                                       --------      --------
                                                        364,450       300,599
                                                       --------      --------
                                                       $380,450      $324,599
                                                       ========      ========

        The Company has a three-year unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility provides up to a maximum of $130,000 of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivable less outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At September 30, 1996, $107,760 of the Credit Facility was available for borrowing. Borrowings bear interest at a premium over the Eurodollar rate or a bank corporate base rate announced by the agent bank. The Credit Facility, as amended on September 25, 1996, expires on September 29, 1999, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends. In September 1996, the Company amended the Credit Facility to, among other things, extend the expiration date one year to September 29, 1999, and modify the borrowing base provisions to increase the availability for borrowing.

        On February 16, 1996, the Company completed the sale of $75,000 principal amount of its 7.95% senior notes ("Senior Notes") due March 1, 2001. Interest on the Senior Notes is payable on March 1 and September 1 of each year. The indenture relating to the Senior Notes contains certain covenants, including a minimum tangible net worth requirement and a limitation on the incurrence of additional debt.

        Financial Services -

        Financial Services revolving credit facility consists of an agreement with a financial institution whereby the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $45,000 under a revolving line of credit (the "Mortgage Credit Facility") secured by residential mortgage loans and mortgage notes receivable. The Mortgage Credit Facility is not guaranteed by the Company, was amended and renewed in August 1996, matures on August 31, 1997 and bears interest at a premium over the London Interbank Offered Rate.

   (4)  HOUSING INTEREST

        A summary of housing interest for the three and nine month periods ended September 30, 1996 and 1995 follows:
                                                        Three Month Period
                                                      ------------------------
                                                        1996          1995
                                                      ---------     ----------
         Capitalized at beginning of period           $ 62,165       $ 57,638
         Capitalized ......................              8,526          8,375
         Included in cost of sales ........             (8,008)        (6,604)
         Included in other ................                (22)            (1)
                                                      --------       --------
         Capitalized at end of period .....           $ 62,661       $ 59,408
                                                      ========       ========


                                                         Nine Month Period
                                                       -----------------------
                                                         1996          1995
                                                      ---------      ---------
         Capitalized at beginning of period           $ 59,898       $ 56,082
         Capitalized ......................             24,853         24,172
         Included in cost of sales ........            (22,064)       (20,335)
         Included in other ................                (26)          (511)
                                                      --------       --------
         Capitalized at end of period .....           $ 62,661       $ 59,408
                                                      ========       ========

   (5)  INCOME PER SHARE

        The  following   weighted  average  number  of  common  and  common
        equivalent shares were used to compute income per share for the three and nine month periods ended September 30, 1996 and 1995:

                              Three Month Period        Nine Month Period
                             ----------------------  -----------------------
                               1996          1995       1996         1995
                             ----------  ----------  ----------   ----------
          Primary            11,788,111  11,908,385  11,977,570   11,607,984
          Fully diluted      14,041,632  14,250,376  14,231,091   14,267,372

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

                  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

    Arthur Andersen LLP, independent public accountants, have performed a review of the consolidated condensed balance sheet as of September 30, 1996 and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995 included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO  U.S. HOME CORPORATION:

We have reviewed the accompanying consolidated condensed balance sheet of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of September 30, 1996, and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
October 25, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
                                  Housing
                                  -------

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                   Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                   -------------------     -------------------
                                    1996         1995        1996        1995
                                   --------    --------    --------   --------
   Revenues -
     Single-family homes .......   $308,727    $280,223   $859,285   $788,002
     Land and other ............      3,548       2,199      9,325     10,111
                                   --------    --------   --------   --------
       Total ...................   $312,275    $282,422   $868,610   $798,113
                                   ========    ========   ========   ========

   Single-family homes -
     Gross margin amount .......   $ 50,518    $ 45,396   $138,289   $126,340
     Gross margin percentage ...       16.4%       16.2%      16.1%      16.0%
     Units delivered ...........      1,848       1,743      5,213      4,991
     Average sales price .......   $167,100    $160,800   $164,800   $157,900
     New orders taken ..........      1,669       1,612      6,147      5,757
     Backlog at end of period ..      3,665       3,317

   Selling, general and
     administrative expenses as
     a percentage of housing
     revenues ..................       10.5%       10.6%      10.8%      10.9%

   Interest expense -
     Paid and accrued ..........   $  8,526    $  8,375   $ 24,853   $ 24,172
     Capitalized ...............   $  8,526    $  8,375   $ 24,853   $ 24,172
     Percent capitalized .......      100.0%      100.0%     100.0%     100.0%

   Capitalized interest included
     in cost of products sold ..   $  8,008    $  6,604   $ 22,064   $ 20,335

Revenues -

Revenues from sales of single-family homes for the three and nine month periods ended September 30, 1996 increased 10% and 9% compared to the three and nine month periods ended September 30, 1995. The increase resulted from 6% and 4% increases in the number of housing units delivered and 4% increases for both periods in the average sales price. The increase in the average sales prices in 1996 was primarily due to price increases.

New orders taken for the three and nine month periods ended September 30, 1996 increased 4% and 7% compared to the same period in 1995. See Part II, "Item 5 - Other Information" on page 16 for a table of unit activity by state for the three and nine month periods ended September 30, 1996 and 1995.

                             Financial Services
                             ------------------

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):
                                        Three Months         Nine Months
                                           Ended                  Ended
                                        September 30,        September 30,
                                     ------------------  ------------------
                                       1996     1995      1996     1995
                                      -------   -------   -------   -------
U.S. Home Mortgage Corporation and
  Subsidiary ......................   $ 4,265   $ 3,629   $12,092   $ 8,783
Other financial services operations     1,132       657     2,968     2,292
                                      -------   -------   -------   -------
                                      $ 5,397   $ 4,286   $15,060   $11,075
                                      =======   =======   =======   =======

The increases in U.S. Home Mortgage Corporation and subsidiary's ("Mortgage") revenues for the three and nine month periods ended September 30, 1996 when compared to the three and nine month periods ended September 30, 1995 were primarily due to an increase in mortgage loan originations and income from the sale of mortgage loans and servicing rights.

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

Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. The Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. The increase in land inventories in 1996 from 1995 was primarily the result of increased activities, including the increase in the Company's retirement and active-adult communities.

In February 1996, the Company sold $75 million principal amount of its 7.95% senior notes due 2001. The net proceeds thereof were used to repay the outstanding balance under the Credit Facility and for working capital and general corporate purposes. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Company's unsecured revolving credit facility ("Credit Facility"). The Credit Facility (and previous credit facilities) has enabled the Company to meet peak operating needs. In September 1996, the Company amended the Credit Facility to extend its maturity date one year to September 29, 1999 and to amend certain other covenants. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the nine month periods ended September 30, 1996 and 1995 is summarized below (dollars in thousands):

                                              1996             1995
                                             --------        ---------
         Net cash provided (used) by:
           Operating activities ........    $(40,327)        $(32,927)
           Investing activities ........      (2,608)          (2,090)
           Financing activities ........      54,257           33,246
                                            --------         --------
         Net increase (decrease) in cash    $ 11,322         $ (1,771)
                                            ========         ========

Housing operations are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing operating activities for 1996 used more cash than in 1995 primarily due to an increase in housing construction and land asset activities offset in part by increased profitability, a decrease in housing proceeds receivable and the timing of payments related to these activities.

Cash flow from housing financing activities for 1996 provided cash reflecting the sale of the Company's 7.95% senior notes, partially offset by the repayment of the outstanding amount under the Credit Facility, while 1995 provided cash reflecting primarily net borrowings under the Company's previous revolving credit facility.

The Company's fedeal income tax returns for the years ending December 31, 1992 and 1993 are currently being examined by the Internal Revenue Service.

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

The Company finances its financial services operations primarily from internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights, and short-term debt. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of a $45 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on August 31, 1997. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that the internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

Part II.  OTHER INFORMATION

Item 5.  Other Information

     Additional Operating Data -

     The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three and nine month periods ended September 30, 1996 and 1995:

          States              New Orders          Deliveries
     --------------------  -------  -------    -------  -------
                             1996    1995        1996     1995
     Three Month Period -
     Arizona .........        192      296       221      230
     California ......        113      123       139      160
     Colorado ........        329      277       320      310
     Florida .........        448      429       520      466
     Indiana/Ohio ....         36       31        43       22
     Maryland/Virginia         76      105       102      109
     Minnesota .......         60       73        77       78
     Nevada ..........         64       78        91       93
     New Jersey ......        128      101       151       88
     Texas ...........        223       99       184      187
                            -----    -----     -----    -----
                            1,669    1,612     1,848    1,743
                            =====    =====     =====    =====


            States            New Orders          Deliveries        Backlog
     -------------------    --------------    -------  -------  ------  ------
                              1996    1995     1996     1995      1996   1995
     Nine Month Period -
     Arizona .........        686      839      737       624      334     478
     California ......        430      449      370       392      171     143
     Colorado ........      1,146      975      876       851      732     514
     Florida .........      1,776    1,755    1,582     1,671    1,180   1,230
     Indiana/Ohio ....        161       95      103        38      120      67
     Maryland/Virginia        313      330      255       263      171     149
     Minnesota .......        251      276      222       205      148     158
     Nevada ..........        302      266      278       221      143     135
     New Jersey ......        399      240      322       210      260     199
     Texas ...........        683      532      468       516      406     244
                            -----    -----    -----     -----    -----   -----
                            6,147    5,757    5,213     4,991    3,665   3,317
                            =====    =====    =====     =====    =====   =====

     Cautionary Disclosure Regarding Forward-Looking Statements -

     Certain statements in the Company's press releases, oral communications and filings with the Securities and Exchange Commission that are not historical facts are, or may be considered to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including general economic conditions, fluctuations in interest rates, the impact of competitive products and prices, the supply of raw materials and prices, levels of consumer confidence and other risks referred to under the caption "Other Information -- Cautionary Disclosure Regarding Forward-Looking Statements" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit  3.1   - Certificate of Retirement, dated as of
                           September 11, 1995

          Exhibit  3.2   - Certificate of Retirement, dated as of
                           July 31, 1996

          Exhibit 10.1   - Second Amendment to Credit Agreement, dated as of
                           September 25, 1996, between U.S. Home Corporation and First National Bank of Chicago, as Agent

          Exhibit 10.2   - Second Amendment to First Amended and Restated
                           Warehousing Credit and Security Agreement (single-family mortgage loans), dated as of August 30, 1996, between U.S. Home Mortgage Corporation and Residential Funding Corporation

          Exhibit 10.3   - Corrected Copy of Amended and Restated Employment
                           and Consulting Agreement, dated October 17, 1995, between U.S. Home Corporation and Robert J. Strudler

          Exhibit 10.4   - Corrected Copy of Amended and Restated Employment
                           and Consulting Agreement, dated October 17, 1995, between U.S. Home Corporation and Isaac Heimbinder

          Exhibit  11    - Computation of Income Per Common Share

          Exhibit  15    - Letter with respect to unaudited interim financial
                           information

          Exhibit  27    - Financial Data Schedule

     (b)  Reports on Form 8-K

          No Current Report on Form 8-K was filed by the Company during July, August or September 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. HOME CORPORATION

Date:             October 28, 1996       /s/ Isaac Heimbinder
                                         ------------------------------------
                                         Isaac Heimbinder
                                         President, Co-Chief Executive Officer
                                         and Chief Operating Officer



Date:             October 28, 1996       /s/ Chester P. Sadowski
                                         ------------------------------------
                                         Chester P. Sadowski
                                         Vice President, Controller
                                         and Chief Accounting Officer

                             INDEX OF EXHIBITS
                             -----------------


                                                                    Sequential
Exhibit                                                              Numbered
Number                                                                 Page
-------                                                             ----------
 3.1     Certificate of Retirement, dated as of September 11, 1995

 3.2     Certificate of Retirement, dated as of July 31, 1996

10.1     Second Amendment to Credit Agreement,  dated as of
         September 25, 1996,  between U.S. Home Corporation and
         First National Bank of Chicago, as Agent

10.2 Second Amendment to First Amended and Restated Warehousing Credit and Security Agreement (single-family mortgage loans), dated as of August 30, 1996, between U.S. Home Mortgage
         Corporation and Residential Funding Corporation

10.3     Corrected Copy of Amended and Restated Employment and
         Consulting Agreement, dated October 17, 1995, between
         U.S. Home Corporation and Robert J. Strudler

10.4     Corrected Copy of Amended and Restated  Employment and
         Consulting Agreement,  dated October 17, 1995, between
         U.S. Home Corporation and Isaac Heimbinder

11       Computation of Income Per Common Share

15 Letter with respect to unaudited interim financial information

27       Financial Data Schedule