Form 10-K
period 1996-12-31
U S HOME CORP /DE/
filed 1997-02-21
CIK 101640

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM           TO           .

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                          NAME OF EACH
                     TITLE OF EACH CLASS                          EXCHANGE ON WHICH REGISTERED
                     -------------------                          ----------------------------
       Common Stock, $.01 par value per share                       New York Stock Exchange
       Convertible Redeemable Preferred Stock,
               $.10 par value per share                             New York Stock Exchange
       Class B Warrants to acquire Common Stock                     New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]     NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.  YES [X]     NO [ ]

     As of January 31, 1997, the number of shares outstanding of Registrant's voting stock was 11,575,005 and the aggregate market value of the Registrant's voting stock held by non-affiliates was $279,736,019.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                PART OF 10-K
                                                             WHERE INCORPORATED
                                                             ------------------
Proxy Statement dated March 17, 1997 for the                        III
  Annual Meeting of Stockholders to be held on
  April 23, 1997.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     U.S. Home Corporation ("U.S. Home" or the "Company"), organized in 1954 and incorporated in the State of Delaware in 1959, is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 215 new home communities in 31 market areas in 12 states. Since its formation, the Company has delivered more than 267,000 homes. In 1995, the Company was the fifth largest single-family on-site home builder in the United States based on homes completed and delivered and has been among the ten largest single-family on-site home builders in the United States for more than 20 years. The Company conducts substantially all of its home building business through U.S. Home, the parent company.

     The Company offers a wide variety of moderately-priced homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. In each of its markets, the Company's primary strategy is to build quality homes, utilizing its Zero Defect Program, which the Company believes offers prospective home buyers a high level of new home value. The Company believes that many home purchasers compare homes on the basis of location, perceived quality and dollars of purchase price per square foot of living area. As a result, the Company attempts to purchase land and lots in popular growth corridors, maintain high quality standards and design homes to maximize living space.

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

                            HOME BUILDING OPERATIONS

     The Company's primary industry segment is the on-site development of single-family residential communities. During 1996, the Company's product mix consisted of deliveries of approximately 28% affordable homes, 49% move-up homes and 23% retirement and active adult homes. The Company has set a goal to increase its retirement and active adult home deliveries to approximately 30% of the Company's volume. However, there can be no assurance such efforts will be successful. The Company presently has 18 retirement and active adult communities in Arizona, California, Florida, Maryland, Nevada, New Jersey and Texas.

MARKETS

     U.S. Home's building operations are currently conducted in the following market areas:

STATES                                                         MARKET AREAS
------                                                         ------------
Arizona..............................  Phoenix and Tucson
California...........................  Bakersfield, Corona, Palm Springs and Sacramento
Colorado.............................  Colorado Springs, Denver and Fort Collins/Greeley/Loveland
Florida..............................  Bonita Springs, Clearwater/Palm Harbor/Tarpon Springs, Fort
                                       Myers, Hernando County, Naples, Orlando, Pasco County,
                                       Sarasota/ Bradenton and Tampa
Indiana/Ohio.........................  Indianapolis, Cleveland and Columbus
Maryland/Virginia....................  Annapolis/Baltimore and Washington, D.C. area
Minnesota............................  Minneapolis/St. Paul
Nevada...............................  Las Vegas
New Jersey...........................  Dover/Jackson/Monroe/Princeton and Washington/Lumberton
Texas................................  Dallas/Fort Worth, Houston, McAllen/Harlingen/Brownsville
                                       and San Antonio

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

     Set forth below are revenues for the Company from the sale of single-family homes by state for each of the last three fiscal years:

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
STATES                                               1996          1995         1994
------                                            ----------    ----------    --------
                                                         (DOLLARS IN THOUSANDS)
Arizona.......................................    $  137,606    $  125,103    $128,343
California....................................        92,193        89,662     107,625
Colorado......................................       206,231       171,733     138,409
Florida.......................................       335,166       349,526     293,278
Indiana/Ohio..................................        33,008        13,923          --
Maryland/Virginia.............................        72,914        69,944      67,689
Minnesota.....................................        64,129        55,746      67,496
Nevada........................................        62,088        48,030      43,540
New Jersey....................................        86,656        63,160      39,198
Texas.........................................        88,947        88,379      79,173
                                                  ----------    ----------    --------
                                                  $1,178,938    $1,075,206    $964,751
                                                  ==========    ==========    ========

     Set forth below are tables providing information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers and backlog of single-family homes by state for each of the last three fiscal years:

     NEW ORDERS TAKEN

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
STATES                                                         1996      1995      1994
------                                                        ------    ------    ------
Arizona.....................................................     832     1,015       845
California..................................................     532       533       592
Colorado....................................................   1,378     1,172       812
Florida.....................................................   2,173     2,081     2,127
Indiana/Ohio................................................     178       118        10
Maryland/Virginia...........................................     353       400       333
Minnesota...................................................     294       322       339
Nevada......................................................     371       335       308
New Jersey..................................................     471       321       283
Texas.......................................................     824       662       585
                                                               -----     -----     -----
                                                               7,406     6,959     6,234
                                                               =====     =====     =====

     DELIVERIES

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
STATES                                                         1996      1995      1994
------                                                        ------    ------    ------
Arizona.....................................................     948       893       970
California..................................................     494       508       643
Colorado....................................................   1,199     1,100       898
Florida.....................................................   2,126     2,241     1,948
Indiana/Ohio................................................     156        66        --
Maryland/Virginia...........................................     366       369       382
Minnesota...................................................     306       290       396
Nevada......................................................     356       306       299
New Jersey..................................................     475       307       203
Texas.......................................................     673       699       648
                                                               -----     -----     -----
                                                               7,099     6,779     6,387
                                                               =====     =====     =====

     BACKLOG(1)

                                                                AS OF DECEMBER 31,
                                                              -----------------------
STATES                                                        1996     1995     1994
------                                                        -----    -----    -----
Arizona.....................................................    269      385      263
California..................................................    149      111       86
Colorado....................................................    641      462      390
Florida.....................................................  1,033      986    1,146
Indiana/Ohio................................................     84       62       10
Maryland/Virginia...........................................    100      113       82
Minnesota...................................................    107      119       87
Nevada......................................................    134      119       90
New Jersey..................................................    179      183      169
Texas.......................................................    342      191      228
                                                              -----    -----    -----
                                                              3,038    2,731    2,551
                                                              =====    =====    =====

---------------

(1) Homes under contract for sale but not delivered at end of year.

     The Company anticipates that substantially all of its backlog units, net of cancellations, as of December 31, 1996 will be completed and delivered during 1997. While operations in certain market areas are affected by seasonal factors which limit on-site building and sales activities, the Company's ability to build and deliver its backlog is not considered to be seriously affected by such factors.

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

     The Company's product lines include both single-family detached and attached homes. During 1996, approximately 83% of the homes delivered were single-family detached compared to 84% in 1995 and 85% in 1994. The number of units and average sales prices of single-family homes delivered in 1996, 1995 and 1994 were as follows:

                                        SINGLE-FAMILY DETACHED         SINGLE-FAMILY ATTACHED
                                       -------------------------      -------------------------
                                        NUMBER         AVERAGE         NUMBER         AVERAGE
                                       OF UNITS      SALES PRICE      OF UNITS      SALES PRICE
                                       --------      -----------      --------      -----------
1996................................    5,891         $170,500         1,208         $144,200
1995................................    5,708          162,800         1,071          136,400
1994................................    5,411          155,200           976          127,900

     The increases in the average sales prices of single-family detached and attached homes in 1996 and 1995 were primarily due to price increases.

     In 1996, the national average sales prices of new single-family homes (both detached and attached) as reported on a preliminary basis by the U.S. Census Bureau was $165,800 compared with an average sales price of $166,100 for the Company.

     Variations in the general product and customer mix may exist from year to year based on shifts in local market demand or product availability. The table below sets forth the mix of the Company's deliveries for the affordable, move-up and retirement and active adult home products during the last three years:

                                                              1996    1995    1994
                                                              ----    ----    ----
Affordable..................................................  28%     28%     34%
Move-up.....................................................  49%     50%     47%
Retirement and active adult.................................  23%     22%     19%

     Many purchasers finance a large portion of the purchase price of a home through conventional or government insured/guaranteed mortgages from lending institutions. The Company generally assists purchasers in obtaining mortgages. Approximately 83% of the homes delivered in 1996, and 82% delivered in 1995 and 85% delivered in 1994, were purchased using mortgage financing.

     The Company takes steps to qualify certain of its homes under Veterans Administration ("VA") and Federal Housing Administration ("FHA") mortgage financing programs, which provide mortgage financing sources. During 1996 and 1995, approximately 17% and during 1994 approximately 19% of the Company's homes delivered were financed under VA and FHA mortgage programs.

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

REGULATION

     The Company and its subcontractors must comply with various federal, state and local zoning, building, pollution, environmental, health, advertising and consumer credit statutes, ordinances, rules and regulations, as well as regulations relating to specific building materials to be used, building design and minimum elevations of properties. All of these regulations have increased the time and cost required to market the Company's products by extending the time between the initial acquisition of land and the commencement of construction. The Company's operations, like those of other home builders, have been periodically subject to moratoriums on development activities caused by insufficient water, sewage and energy-related facilities. Moratoriums in local areas have not had a material adverse effect on the Company's overall activities because of the geographic diversification of the Company's operations.

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

COMMUNITY DEVELOPMENT

     A significant portion of the Company's finished lot needs are currently satisfied through rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots on a scheduled basis. For example, during 1996, 55% of the Company's unit deliveries were from lots owned by the Company and 45% were from lots acquired by the exercise of rolling lot options.

     The Company's policy is that land cannot be purchased or sold without prior approval of the Company's Asset Management Committee. Asset Management Committee approval requires submission of data relating to sales forecasts, a timing schedule (e.g., estimated dates for the commencement of land development, housing construction, model opening and sales) and a projection of income and internal rate of return. All development expenditures are reviewed by the Senior Vice President-Community Development and the respective President of Operations prior to the commencement of development. In addition, the Company's by-laws require approval by the Company's Board of Directors of any acquisition of unimproved real property or acreage by the Company which is material to the Company in any single transaction involving an expenditure in excess of $5 million and any other material capital expenditures, borrowings (subject to certain exceptions) and other commitments by the Company in excess of $5 million per transaction (excluding transactions involving housing inventory).

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

     Housing communities are generally built in or near major metropolitan areas and are normally located in growing markets for such areas. At December 31, 1996, the Company's land and finished lot inventories totaled $354.8 million, excluding option deposits. See Note 1 of Notes to Consolidated Financial Statements. Substantially all housing communities are zoned for their intended use and serviced by utilities. As of December 31, 1996, the Company had refundable and nonrefundable deposits totaling $28.0 million for options and contracts to purchase undeveloped land and finished lots for home building operations for a total purchase price of approximately $267.0 million. The Company has incurred pre-development costs of approximately $42.7 million relating to these properties.

     The following table sets forth as of December 31, 1996, by state, the cost of certain of the Company's land inventories and the estimated number of lots controlled through direct ownership and under option which are being used or that are anticipated to be used in the Company's home building operations (dollars in thousands):

                                                             ESTIMATED NUMBER OF HOUSING UNITS
                                                             THAT COULD BE CONSTRUCTED ON LAND
                                                           CONTROLLED AS OF DECEMBER 31, 1996(1)
                                           BOOK COST      ---------------------------------------
                                            OF LAND                        UNDER
STATES                                       OWNED          OWNED         OPTION          TOTAL
------                                     ---------      ---------      ---------      ---------
Arizona..................................   $ 24,442          1,154          1,728          2,882
California...............................     38,555          1,011          1,409          2,420
Colorado.................................     74,906          4,718          1,867          6,585
Florida..................................     84,246          7,243          7,260         14,503
Indiana/Ohio.............................      7,167            179            861          1,040
Maryland/Virginia........................     18,529            552          2,297          2,849
Minnesota................................     16,456            760            484          1,244
Nevada...................................     25,344            632            130            762
New Jersey...............................     27,806          1,125            196          1,321
Texas....................................     25,093          2,432            696          3,128
                                            --------         ------         ------         ------
                                            $342,544         19,806         16,928         36,734
                                            ========         ======         ======         ======

---------------

(1) The estimates set forth above have been prepared based on numerous assumptions made at the date hereof, many of which are beyond the control of the Company. Many of these assumptions, and hence the estimates, are subject to change and there can be no assurances that such lots will be used or as to when they will be used. This table does not include commercial property and other properties which the Company has no current plans to use, with an aggregate cost of $12.3 million (including $6.5 million relating to land under contract for sale). In view of the various stages of development of the land owned by the Company as of December 31, 1996 (i.e., finished, under development and development not started), any per lot cost derived by dividing the book cost by the estimated number of units would not be meaningful.

     Inventory risk is substantial for all home building companies. The market value of housing inventories, finished lots and raw land can change significantly over the life of a community, reflecting dynamic market conditions. In addition, inventory carrying costs are significant, which can result in losses when trying to exit a poorly performing community or market. The Company seeks to reduce its risks associated with housing inventories, finished lots and raw land through (i) maintaining its geographic diversity and
(ii) acquiring lots and land under option where possible, thereby enabling the Company to control land and lots with a smaller capital investment.

     In 1996, the Company's revenues from the sale of developed and undeveloped land amounted to $10.9 million, as compared to revenues of $16.1 million in 1995 and $16.2 million in 1994.

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

     Mortgage is a Federal National Mortgage Association/Government National Mortgage Association/Federal Home Loan Mortgage Corporation approved seller-servicer, headquartered in Clearwater, Florida with branch or satellite offices in the metropolitan areas of Phoenix and Tucson, Arizona; Bakersfield, Palmdale, Palm Springs and Sacramento, California; Colorado Springs, Denver, and Fort Collins, Colorado; Washington, D.C.; Clearwater, Fort Myers, Orlando, and Sarasota, Florida; Indianapolis, Indiana; Minneapolis, Minnesota; Las Vegas, Nevada; Cleveland, Ohio; and Dallas, and Houston, Texas. The Company offers a wide variety of conventional, FHA and VA financing programs through Mortgage, thereby providing prospective buyers the benefits of both conventional and government-assisted loan programs. As a mortgage banker, Mortgage originates and funds mortgage loans and sells the loans and the related servicing rights directly to investors. Loans and servicing rights are generally sold by Mortgage and funded by the investors within 30 days after home delivery. To limit its risk of interest rate fluctuations, Mortgage regularly enters into fixed price mandatory forward delivery contracts to sell mortgage-backed securities to securities dealers or fixed price forward delivery commitments to sell specific whole loans to investors on a mandatory or best efforts basis. Mortgage has a secured revolving line of credit to fund the mortgage loans on an interim basis until purchased by investors. See Note 2 of Notes to Consolidated Financial Statements.

     The following table summarizes certain mortgage banking operating information (dollars in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
Residential mortgage loans
  Number of loans originated.......................     3,786       3,367       2,987
  Average amount of loan originated................  $    134    $    128    $    122
  Total amount of loans originated:
     Funded by Mortgage............................  $466,000    $376,000    $308,000
     Brokered by Mortgage..........................    43,000      57,000      58,000
                                                     --------    --------    --------
          Total....................................  $509,000    $433,000    $366,000
                                                     ========    ========    ========
Company's homes delivered financed by Mortgage as a
  percentage of Company's homes delivered which
  were financed....................................        61%         57%         50%
Company's homes delivered financed by Mortgage as a
  percentage of Mortgage's total originations......        95%         95%         92%

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

                             ADDITIONAL INFORMATION

EMPLOYEES

     At December 31, 1996, the Company had 1,466 employees. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good. The Company's single-family housing and community development operations are conducted primarily through independent subcontractors, thereby limiting the number of direct employees required.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers during 1996 and their respective ages and positions are set forth below:

                 NAME                   AGE                 POSITION AND OFFICE
                 ----                   ---                 -------------------
Robert J. Strudler....................  54     Chairman and Co-Chief Executive Officer
Isaac Heimbinder......................  53     President, Co-Chief Executive Officer and
                                                 Chief Operating Officer
Craig M. Johnson......................  43     Senior Vice President -- Community
                                                 Development
Gary L. Frueh.........................  56     Vice President -- Tax and Audit
Thomas A. Napoli......................  55     Vice President -- Corporate Finance and
                                                 Treasurer
Chester P. Sadowski...................  50     Vice President -- Controller and Chief
                                                 Accounting Officer
Richard G. Slaughter..................  52     Vice President -- Planning and Secretary
Kelly F. Somoza.......................  43     Vice President -- Investor Relations

     No family relationship exists among any of the executive officers of the Company.

     Each of the foregoing officers has been elected to serve in the office indicated until the first meeting of the Board of Directors following the next annual meeting of stockholders of U.S. Home and until his or her successor is elected and qualified.

     Mr. Strudler has served as Chairman and Co-Chief Executive Officer since April 26, 1995: prior thereto, he had been Chairman and Chief Executive Officer of the Company since May 12, 1986.

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

     Mr. Napoli has served as Vice President -- Corporate Finance and Treasurer since February 13, 1997; prior thereto, he had been Vice President -- Finance and Chief Financial Officer since April 21, 1989.

     Mr. Sadowski has served as Vice President -- Controller and Chief Accounting Officer since December 17, 1987.

     Mr. Slaughter has served as Vice President -- Planning and Secretary since December 18, 1986.

     Ms. Somoza has served as Vice President -- Investor Relations since December 6, 1996; prior thereto, she had been Vice President since June 11, 1992, and Director, Investor Relations since December 31, 1981. Ms. Somoza is also the administrator of the Company's profit sharing and employees' savings programs.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of February 7, 1997, there were 3,430 holders of record of the Company's common stock, $.01 par value per share. The principal market on which the common stock is traded is the New York Stock Exchange. Information concerning the high and low sales prices for the Company's common stock for each calendar quarter during 1996 and 1995 is set forth below:

                    CALENDAR                         YEAR ENDED            YEAR ENDED
                    QUARTER                      DECEMBER 31, 1996     DECEMBER 31, 1995
                    --------                     ------------------    ------------------
                                                  HIGH        LOW       HIGH        LOW
                                                 -------    -------    -------    -------
 First.........................................   $29.38     $23.25     $18.25     $14.75
 Second........................................    26.13      22.75      25.38      16.13
 Third.........................................    24.75      19.25      25.88      20.25
 Fourth........................................    26.00      19.50      29.25      23.25

     No dividends were paid by the Company during 1996 or 1995. The Company's credit agreement (the most restrictive of the Company's borrowing agreements) prohibits the Company from paying dividends on its capital stock, other than stock dividends.

ITEM 6. SELECTED FINANCIAL DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED SELECTED FINANCIAL DATA
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             1996          1995        1994       1993        1992
                                          ----------    ----------   --------   --------    --------
STATEMENT OF OPERATIONS DATA:
Operating Revenues......................  $1,211,450    $1,107,945   $995,311   $812,077    $689,900
Operating Income........................      55,901        59,072     52,526     44,640      29,349
Reorganization Items....................          --            --         --      6,915      50,703
Income Taxes............................      11,713        22,152     19,697    (33,966)         --
                                          ----------    ----------   --------   --------    --------
Net Income (Loss).......................  $   44,188    $   36,920   $ 32,829   $ 71,691    $(21,354)
                                          ==========    ==========   ========   ========    ========
Net Income (Loss) Per Common And Common
  Equivalent Share:
  Primary...............................  $     3.70(1) $     3.14   $   2.89   $   6.16(2) $  (1.89)(3)
  Fully Diluted.........................  $     3.25(1) $     2.68   $   2.50   $   5.93(2) $  (1.89)(3)
Dividends Per Common Share..............  $       --    $       --   $     --   $     --    $     --
BALANCE SHEET DATA
  (at year end):
Total Assets............................  $  947,411    $  842,084   $753,203   $682,637    $545,110
                                          ==========    ==========   ========   ========    ========
Revolving Credit Facilities --
  Housing...............................  $       --    $   24,000   $  7,553   $     --    $172,373(4)
  Financial Services....................      42,414        35,371     10,014     20,566      14,079
                                          ----------    ----------   --------   --------    --------
                                          $   42,414    $   59,371   $ 17,567   $ 20,566    $186,452
                                          ==========    ==========   ========   ========    ========
Senior And Convertible Subordinated Debt
  And Notes Payable --
     Housing............................  $  362,887    $  300,599   $304,327   $311,937    $161,736(4)
     Financial Services.................          --            --      1,034      1,102       1,797
                                          ----------    ----------   --------   --------    --------
                                          $  362,887    $  300,599   $305,361   $313,039    $163,533
                                          ==========    ==========   ========   ========    ========

---------------

(1) Primary and fully diluted income per share in 1996 includes $.04 primary income per share and $.03 fully diluted income per share, respectively, due to the net effect of an $8,233, net of tax, provision for impairment of land inventories and an $8,691 tax benefit.

(2) Primary and fully diluted income per share in 1993 were $2.29 and $2.21, respectively, excluding $3.87 primary income per share and $3.72 fully diluted income per share, respectively, due to a $45,000 decrease in the deferred tax asset valuation allowance.

(3) Income (loss) per common and common equivalent share has been computed using the weighted average number of common and common equivalent shares outstanding, assuming the Company's current capital structure had been effective as of the beginning of all periods presented. This differs from historical primary and fully diluted loss per common and common equivalent share previously reported (based on the Company's former capital structure) for the year ended December 31, 1992, of $.47. The Company believes that earnings per common share information for 1992 is of limited use and relevance in view of the significant changes in ownership of the Company's capital stock and the Company's capital structure which occurred in 1993.

(4) Includes unsecured debt of $266,635 at December 31, 1992 which was exchanged for a combination of cash and equity securities, and secured debt of $5,213 at December 31, 1992 which was either reinstated or the property securing the debt was deeded to the lenders in full satisfaction of the debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                    HOUSING

     The following table, which excludes the provision for impairment of land inventories recorded in the fourth quarter of 1996 (see Results of Operations Other -- Impairment of Land Inventories below and Consolidated Statements of Operations), sets forth certain financial information for the Company's housing segment for the periods indicated (dollars in thousands, except average sales price):

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1996          1995         1994
                                                  ----------    ----------    --------
Revenues --
  Single-family homes...........................  $1,178,938    $1,075,206    $964,751
  Land and other................................      12,268        17,077      17,627
                                                  ----------    ----------    --------
          Total.................................  $1,191,206    $1,092,283    $982,378
                                                  ==========    ==========    ========
Single-family homes --
  Gross margin amount...........................  $  217,461    $  199,629    $184,265
  Gross margin percentage.......................        18.4%         18.6%       19.1%
  Units delivered...............................       7,099         6,779       6,387
  Average sales price...........................  $  166,100    $  158,600    $151,000
  New orders taken..............................       7,406         6,959       6,234
  Backlog at end of year........................       3,038         2,731       2,551
Selling, general and administrative expenses as
  a percentage of housing revenues..............         9.5%          9.7%        9.8%
Interest --
  Paid or accrued...............................  $   33,484    $   31,995    $ 30,820
  Percentage capitalized........................       100.0%        100.0%      100.0%
  Previously capitalized interest included in
     interest expense...........................  $   30,786    $   27,555    $ 28,871
  Percentage of housing revenues................         2.6%          2.5%        2.9%

  Revenues and Gross Margin

     Revenues from sales of single-family homes for 1996 increased 10% from 1995. The increase resulted from a 5% increase in the number of housing units delivered and a 5% increase in the average sales price. Revenues from sales of single-family homes for 1995 increased 11% from 1994, resulting primarily from a 6% increase in the number of housing units delivered and a 5% increase in the average sales price.

     The increases in the average sales prices in 1996 and 1995 were primarily due to price increases.

     The gross margin percentage for 1996 decreased from 1995 and the gross margin percentage for 1995 decreased from 1994. These decreases resulted primarily from cost increases which were not offset by increases in sales prices.

     New orders taken in 1996 increased 6% from 1995. New orders taken in 1995 increased 12% from 1994. The increase in new orders in 1996 reflects the continued demand for new single-family homes which the Company believes was brought about by strong consumer confidence, opening of new home communities and stable mortgage interest rates. The increase in new orders in 1995 reflects the demand for new single-family homes which the Company believes was brought about by the decrease in mortgage interest rates starting in the second quarter of 1995.

  Selling, General and Administrative Expenses

     As a percentage of housing revenues, selling, general and administrative expenses declined in 1996 as compared to both 1995 and 1994. Actual selling, general and administrative expense for 1996 increased $7.3 million compared to 1995. This increase was attributable to increases in volume-related expenses ($4.1 million) resulting from the increase in deliveries in 1996 when compared to 1995 and increases in other selling, general and administrative expenses resulting from increased activities and earnings. Similarly, selling, general and administrative expenses increased by $9.9 million in 1995 compared to 1994, due to increases in volume-related expenses ($4.7 million) resulting from increases in deliveries in 1995 when compared to 1994 and increases in other selling, general and administrative expenses resulting from increased activities and earnings.

  Interest

     Interest paid and accrued for 1996 increased approximately 5% compared to 1995 and increased approximately 4% in 1995 compared to 1994. The increase in 1996 was primarily due to the sale of the Company's 7.95% senior notes in February 1996, offset in part by a decrease in the average borrowings under the Company's Credit Facility (see Financial Condition and Liquidity -- Housing below), while the increase in 1995 was primarily due to an increase in the average borrowings under the Company's Credit Facility.

     The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any one year is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. In addition, the amount of previously capitalized interest charged to interest expense in 1995 and 1994 was affected by the amount of interest capitalized prior to 1994 because interest on a majority of the Company's debt was stayed during the period of the Company's bankruptcy proceedings. Capitalized interest amounts charged to interest expense in 1996 were greater than 1995 and 1994 primarily due to the increase in the number of housing units delivered and higher average debt levels, offset in part by an increase in the amount of housing assets qualifying for interest capitalization.

                               FINANCIAL SERVICES

  Revenues

     Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1995       1994
                                                        -------    -------    -------
U.S. Home Mortgage Corporation and Subsidiaries.......  $16,363    $12,477    $ 9,885
Other financial services subsidiaries.................    3,881      3,185      3,048
                                                        -------    -------    -------
                                                        $20,244    $15,662    $12,933
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

     The increase in Mortgage's revenues in 1996 from 1995 and in 1995 from 1994 was primarily due to an increase in mortgage loan originations and income from the sales of mortgage loans and servicing rights.

                                     OTHER

  Impairment of Land Inventories

     During the fourth quarter of 1996, in conjunction with the completion of the 1997 business plan, the Company completed its annual detailed evaluation of the intended use of its land inventories to insure that the primary and planned use reflected the appropriate economic value for the Company's intended use. Even though industry forecasts project a softening in housing demand in 1997, no change in use was required for most of the Company's land inventories. However, it was determined during the evaluation that based on economic forecasts for 1997 the current best use of certain land inventories located primarily in Florida, Maryland and Texas had changed from the Company's previous intended use. The change in intended use for these land inventories include land previously held for long term development which will now be sold to other builders in the near term to accelerate its disposition, land that has been replanned for new products and land affected by changes in product pricing. Based on the change in intended use, the Company revised its cash flow estimates and determined the cash flow expected to be generated from the new intended use would be less than the cost of the land. Accordingly, the Company recorded a non-cash provision for impairment of approximately $13.0 million ($8.2 million, net of income taxes) to reduce the carrying value of the land to its current fair value, which amount has been included in "provision for impairment of land inventories" in the Consolidated Statements of Operations. Fair value was determined based on sales contracts or offers received on land being sold and by evaluations of comparable market prices. The provision for impairment reduced primary and fully diluted income per share in 1996 by $.69 per share and $.57 per share, respectively.

  Corporate General and Administrative

     Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were 1.0%, 1.1% and 1.2% for 1996, 1995 and 1994, respectively. Actual corporate overhead expenses for 1996 totaled $11.7 million compared with $11.8 million and $11.3 million, respectively, for 1995 and 1994. The increase for 1995 over 1994 was primarily due to increased payroll expense.

  Income Taxes

     During the fourth quarter of 1996, the Internal Revenue Service (the "IRS") completed an examination of the Company's federal income tax returns for the years ended December 31, 1993 and 1992. The results of this examination allowed certain previously reserved deductions taken by the Company in its 1993 tax return. However, certain other deductions claimed by the Company in that year were disallowed by the IRS. At the conclusion of this examination, the Company reduced its deferred tax liability and recognized an income tax benefit totaling $8.7 million related to the deductions allowed by the IRS. The Company plans to appeal the IRS decision to disallow certain other deductions and these deductions remain reserved as a deferred tax liability as of December 31, 1996. The decrease in the deferred tax liability increased primary and fully diluted income per share in 1996 by $.73 per share and $.60 per share, respectively.

FINANCIAL CONDITION AND LIQUIDITY

                                    HOUSING

     The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities, including the Credit Facility (see below).

     Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. The Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, primarily in its affordable and move-up home communities, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. Over the last three years, approximately 45% of the units delivered have been on lots acquired under rolling lot option agreements. The increase in land inventories in 1996 from 1995 and 1995 from 1994 was primarily the result of increased activities, including an increase in the Company's retirement and active adult communities activities.

     The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Company's $130 million unsecured revolving credit agreement ("Credit Facility") entered into in September 1995. The Credit Facility (and previous credit facilities) have enabled the Company to meet peak operating needs. See Note 2 of Notes to Consolidated Financial Statements. In February 1996, the Company sold $75 million principal amount of its 7.95% senior notes due 2001. The net proceeds thereof were used to repay the then outstanding balance under the Credit Facility and for working capital and general corporate purposes. See Note 2 of Notes to Consolidated Financial Statements. Also, certain of the properties owned or under option by the Company may be located within community development districts ("Districts") formed by municipalities to construct and finance certain infrastructure/improvements on property in the Districts' area. The Districts utilize ad valorem and assessment revenue bonds to fund improvements and repay the bonds by annual tax assessments on District property based on the property's relative value to other District property. The Company provides no credit support for and is not liable for the debt of the Districts, except to the extent of actual assessments made by the Districts. The Company may utilize Districts to a greater extent in the future. However, there can be no assurance that it will do so.

     The net cash provided or used by the operating, investing and financing activities of the housing operations for the years ended December 31, 1996, 1995 and 1994 is summarized below (dollars in thousands):

                                              YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                            1996        1995        1994
                                          --------    --------    --------
Net cash provided (used by):
  Operating activities..................  $(28,091)   $(13,752)   $(17,887)
  Investing activities..................    (3,684)     (2,041)     (1,676)
  Financing activities..................    36,694       5,216      (3,445)
                                          --------    --------    --------
Net increase (decrease) in cash.........  $  4,919    $(10,577)   $(23,008)
                                          ========    ========    ========

     Housing operations are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing construction and land asset activities increased in 1996 over 1995 and in 1995 over 1994. Housing operating activities for 1996 used more cash than in 1995 primarily due to an increase in these activities offset in part by increased profitability and the timing of payments related to these activities. Housing operating activities for 1995 used less cash than in 1994 primarily due to increased profitability and the timing of payments related to these activities.

     Cash flow from housing financing activities in 1996 provided cash reflecting the sale of the Company's 7.95% senior notes, partially offset by the repayment of the amounts outstanding under the Credit Facility. Cash flow from housing financing activities increased in 1995 from 1994 primarily due to increased net borrowings under the Company's revolving credit facilities.

     The Company believes that cash flow from operations and amounts available under the Credit Facility will be sufficient to meet its current working capital obligations and other needs. However, should the Company require capital in excess of that which is currently available, there can be no assurance that it will be available.

                               FINANCIAL SERVICES

     Mortgage's activities represent a substantial portion of the financial services segment's activities. As loan originations by Mortgage are primarily from homes sold by the Company's home building operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

     Financial services operating activities are affected primarily by the volume of Mortgage's loan originations and the timing of the sale of mortgage loans and related servicing rights to third party investors. Loans and servicing rights are generally sold to investors within 30 days after homes are delivered. In this regard, cash required by financial services operating activities for 1996 was higher compared to 1995 and 1995 was higher compared to 1994 primarily due to an increase in residential mortgage loan receivables.

     The Company finances its financial services operations primarily from short-term debt which is repaid with internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights. As more fully discussed in Notes 2 of Notes to Consolidated Financial Statements, the short-term debt consists of a $55 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on August 31, 1997. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

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

  Cautionary Disclosure Regarding Forward-Looking Statements

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

     Forward-looking statements by the Company regarding results of operations and, ultimately, financial condition, are subject to numerous risk and assumptions, including the following:

     - General economic and business conditions, the level and direction of interest rates and the level of consumer confidence have significant impact on the willingness and ability of purchasers to enter into contracts for homes and to consummate purchases of such homes under contract (backlog), as well as on the performance of Mortgage, the Company's principal subsidiary.

     - The development of many of the Company's communities, particularly its retirement and active adult communities, result from a lengthy, complex series of events involving land purchase, regulatory compliance, capital availability, marketing and sales, any of which can materially affect the financial results for a community.

     - The Company is in a highly competitive and fragmented industry, which places constant pressure on price (including the ability of the Company to respond to increases in prices from its suppliers), quality and marketing and particularly challenges the Company upon any entry into new geographic markets.

     - The Company faces numerous regulatory hurdles in its development efforts, such as laws and regulations regarding zoning, environmental protection, building design and construction, density and rate of development.

     - The Company's access to capital sufficient to fund its development activities is affected by the Company's financial leverage and by the willingness of the capital markets and banks to absorb equity or debt of the Company.

     - The Company may encounter other contingencies, including labor shortages, work stoppages, product liability, litigation, natural risks such as floods or hurricanes and other factors over which the Company has little or no control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Financial Statements:
  Report of Independent Public Accountants..................
  Consolidated Balance Sheets -- December 31, 1996 and
     1995...................................................
  Consolidated Statements of Operations -- For the Years
     Ended December 31, 1996, 1995 and 1994.................
  Consolidated Statements of Cash Flows -- For the Years
     Ended December 31, 1996, 1995 and 1994.................
  Consolidated Statements of Stockholders' Equity -- For the
     Years Ended December 31, 1996, 1995 and 1994...........
  Notes to Consolidated Financial Statements................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Home Corporation:

     We have audited the accompanying consolidated balance sheets of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 12, 1997

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                1996        1995
                                                              --------    --------
HOUSING:
  Cash (including restricted funds of $1,578 and $334)......  $  8,786    $  5,110
  Receivables, net..........................................    28,028      33,454
  Single-Family Housing Inventories.........................   709,344     632,035
  Option Deposits on Real Estate............................    70,688      63,375
  Other Assets..............................................    49,036      43,437
                                                              --------    --------
                                                               865,882     777,411
                                                              --------    --------
FINANCIAL SERVICES:
  Cash (including restricted funds of $3,533 and $4,004)....     4,463       5,456
  Residential Mortgage Loans................................    63,656      43,292
  Other Assets..............................................    13,410      15,925
                                                              --------    --------
                                                                81,529      64,673
                                                              --------    --------
                                                              $947,411    $842,084
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
HOUSING:
  Accounts Payable..........................................  $ 96,594    $ 88,234
  Accrued Expenses and Other Current Liabilities............    50,972      46,070
  Revolving Credit Facility.................................        --      24,000
  Senior and Convertible Subordinated Debt and Notes
     Payable................................................   362,887     300,599
                                                              --------    --------
                                                               510,453     458,903
                                                              --------    --------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current Liabilities............    20,854      18,818
  Revolving Credit Facility.................................    42,414      35,371
                                                              --------    --------
                                                                63,268      54,189
                                                              --------    --------
     Total Liabilities......................................   573,721     513,092
                                                              --------    --------
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $25 per share redemption
     value, 117,863 and 319,254 shares outstanding at
     December 31, 1996 and 1995.............................     2,947       7,981
  Common Stock, 11,453,290 and 11,243,147 shares outstanding
     at December 31, 1996 and 1995..........................       114         112
  Capital in Excess of Par Value............................   353,830     348,577
  Retained Earnings.........................................    18,821     (25,367)
  Unearned Compensation on Restricted Stock.................    (2,022)     (2,311)
                                                              --------    --------
     Total Stockholders' Equity.............................   373,690     328,992
                                                              --------    --------
                                                              $947,411    $842,084
                                                              ========    ========

      The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1996          1995          1994
                                                         ----------    ----------    ----------
HOUSING:
  Operating Revenues...................................  $1,191,206    $1,092,283    $  982,378
  Operating Costs and Expenses --
     Cost of products sold.............................     971,896       891,163       794,952
     Selling, general and administrative...............     113,352       106,036        96,168
     Interest..........................................      30,786        27,555        28,871
                                                         ----------    ----------    ----------
                                                          1,116,034     1,024,754       919,991
                                                         ----------    ----------    ----------
                                                             75,172        67,529        62,387
  Provision for Impairment of Land Inventories.........      12,965            --            --
                                                         ----------    ----------    ----------
  Housing Operating Income.............................      62,207        67,529        62,387
                                                         ----------    ----------    ----------
FINANCIAL SERVICES:
  Operating Revenues...................................      20,244        15,662        12,933
  General, Administrative and Other Expenses...........      14,850        12,329        11,452
                                                         ----------    ----------    ----------
  Financial Services Operating Income..................       5,394         3,333         1,481
                                                         ----------    ----------    ----------
CORPORATE GENERAL AND ADMINISTRATIVE...................      11,700        11,790        11,342
                                                         ----------    ----------    ----------
INCOME BEFORE INCOME TAXES.............................      55,901        59,072        52,526
                                                         ----------    ----------    ----------
PROVISION FOR INCOME TAXES --
  Federal and State Income Taxes.......................      20,404        22,152        19,697
  Tax Benefit..........................................      (8,691)           --            --
                                                         ----------    ----------    ----------
                                                             11,713        22,152        19,697
                                                         ----------    ----------    ----------
NET INCOME.............................................  $   44,188    $   36,920    $   32,829
                                                         ==========    ==========    ==========
INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
     Primary...........................................  $     3.70    $     3.14    $     2.89
                                                         ==========    ==========    ==========
     Fully Diluted.....................................  $     3.25    $     2.68    $     2.50
                                                         ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                1996        1995       1994
                                                              ---------   --------   --------
Cash Flows From Operating Activities:
  Net income................................................  $  44,188   $ 36,920   $ 32,829
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities --
     Provision for impairment of land inventories...........     12,965         --         --
     Provision for deferred income taxes....................        635     19,886     18,897
     Tax benefit............................................     (8,691)        --         --
     Other, net (principally depreciation and
       amortization)........................................      8,680      4,579      4,578
     Changes in assets and liabilities --
     Increase in receivables, inventories and other
       assets...............................................   (121,010)   (80,610)   (85,075)
     Increase (decrease) in accounts payable and accrued
       liabilities..........................................     23,524     (4,963)    29,765
                                                              ---------   --------   --------
  Net cash provided (used) by operating activities..........    (39,709)   (24,188)       994
                                                              ---------   --------   --------
Cash Flows From Investing Activities:
  Purchase of property, plant and equipment, net of
     disposals..............................................     (2,657)    (2,526)    (2,034)
  Decrease (increase) in restricted cash....................       (773)       327        436
  Proceeds from investments in mortgages....................      1,989      1,687        868
  Other.....................................................       (677)      (661)        22
                                                              ---------   --------   --------
  Net cash used by investing activities.....................     (2,118)    (1,173)      (708)
                                                              ---------   --------   --------
Cash Flows From Financing Activities:
  Repayment of revolving credit facilities, net of
     proceeds...............................................    (16,957)    41,804     (2,999)
  Net proceeds from sale of 7.95% senior notes..............     73,406         --         --
  Long-term debt assumed....................................         --         --      1,037
  Repayment of notes and mortgages payable..................    (12,712)   (12,265)   (12,103)
                                                              ---------   --------   --------
  Net cash provided (used) by financing activities..........     43,737     29,539    (14,065)
                                                              ---------   --------   --------
Net Increase (Decrease) In Cash.............................      1,910      4,178    (13,779)
Cash At Beginning Of Year...................................      6,228      2,050     15,829
                                                              ---------   --------   --------
Cash At End Of Year.........................................  $   8,138   $  6,228   $  2,050
                                                              =========   ========   ========
Supplemental Disclosure:
  Interest paid, before amount capitalized --
     Housing................................................  $  31,508   $ 31,761   $ 30,559
     Financial Services.....................................      1,472        645        572
                                                              ---------   --------   --------
                                                              $  32,980   $ 32,406   $ 31,131
                                                              =========   ========   ========
  Income taxes paid.........................................  $  16,069   $  2,159   $     --
                                                              =========   ========   ========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                                   UNEARNED
                                                     CONVERTIBLE    CAPITAL IN   COMPENSATION
                                            COMMON    PREFERRED     EXCESS OF    ON RESTRICTED   RETAINED
                                            STOCK       STOCK       PAR VALUE        STOCK       EARNINGS
                                            ------   -----------    ----------   -------------   --------
BALANCE AT DECEMBER 31, 1993..............   $ 94     $ 48,868       $303,193       $    --      $(95,116)
Conversion of convertible redeemable
  preferred stock to common stock
  (1,435,835 shares)......................     14      (35,896)        35,882            --            --
Contribution of common stock to profit
  sharing plan (55,000 shares)............      1           --            847            --            --
Other.....................................     --           (3)           751            --            --
Net income for the year...................     --           --             --            --        32,829
                                             ----     --------       --------       -------      --------
BALANCE AT DECEMBER 31, 1994..............    109       12,969        340,673            --       (62,287)
Conversion of convertible redeemable
  preferred stock to common stock (198,536
  shares).................................      2       (4,963)         4,961            --            --
Issuance of common stock under restricted
  stock plan (144,547 shares).............      1           --          2,599        (2,600)           --
Other.....................................     --          (25)           344           289            --
Net income for the year...................     --           --             --            --        36,920
                                             ----     --------       --------       -------      --------
BALANCE AT DECEMBER 31, 1995..............    112        7,981        348,577        (2,311)      (25,367)
Conversion of convertible redeemable
  preferred stock to common stock (201,391
  shares).................................      2       (5,034)         5,032            --            --
Other.....................................     --           --            221           289            --
Net income for the year...................     --           --             --            --        44,188
                                             ----     --------       --------       -------      --------
BALANCE AT DECEMBER 31, 1996..............   $114     $  2,947       $353,830       $(2,022)     $ 18,821
                                             ====     ========       ========       =======      ========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SIGNIFICANT ACCOUNTING POLICIES

GENERAL

  Nature of Operations

     The Company is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 215 new home communities in 31 market areas in 12 states. The Company offers a wide variety of moderately-priced homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. In addition to building and selling single-family homes, the Company provides mortgage banking services to its customers. The Company originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Management's estimates and assumptions are reflective of, among other things, prevailing and expected market conditions, current operating strategies and the availability of capital which are all subject to change. Changes to the aforementioned or other conditions could in turn cause changes to such estimates and assumptions and, as a result, actual results could differ from the original estimates.

     The Company is engaged in two related industry segments, the on-site development of single-family residential communities and financial services. Identifiable assets and the results of operations of the Company's segments are reported in the consolidated balance sheets and consolidated statements of operations. Capital expenditures, depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 were insignificant.

  New Pronouncement

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 establishes a "fair value based method" of accounting for all stock-based employee compensation plans, such as the Company's incentive stock options, but allows for the continued application of the intrinsic value concept under existing accounting rules prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). The Company will continue to value its stock options using the guidance of APB 25 and, as required by SFAS No. 123, disclose in the notes to the consolidated financial statements (See Note 5) what net income and earnings per share would have been had the Company valued its stock options using the fair value based method.

  Income Per Share

     The following weighted average number of common and common equivalent shares were used to compute income per share:

                                                    1996          1995          1994
                                                 ----------    ----------    ----------
Primary........................................  11,958,439    11,773,099    11,366,810
Fully diluted..................................  14,346,440    14,525,989    13,620,331

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     The weighted average number of common and common equivalent shares outstanding for primary income per share include the dilutive effect of the convertible redeemable preferred stock and Class B warrants and the assumed exercise of stock options. No effect was given to the shares that would be issuable on exercise of the warrants and stock options in 1994, since they would be antidilutive or immaterial. Fully diluted income per share includes the assumed conversion of the convertible subordinated debentures and the dilutive effect of the Class B warrants and stock options (based on the higher year-end stock price) in 1996 and 1995.

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

     The fair value of the senior notes and convertible subordinated debentures can not be determined as none of these instruments are actively traded on the open market. The Company has been informed that the 9.75% senior notes are currently trading at a nominal premium, the 7.95% senior notes are currently trading at a nominal discount and the convertible subordinated debentures are currently trading at a discount under ten percent; however the actual amount of the premium or discount can not be determined because of the limited activity.

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

  Inventories and Valuation

     The components of single-family housing inventories are as follows:

                                                                1996        1995
                                                              --------    --------
Housing completed and under construction....................  $280,390    $238,508
Models......................................................    74,167      63,475
Finished lots...............................................   147,893     129,260
Land under development......................................    59,840      50,714
Land held for development or sale...........................   147,054     150,078
                                                              --------    --------
                                                              $709,344    $632,035
                                                              ========    ========

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     The cost of acquiring and developing land and constructing certain amenities are allocated to the related parcels. Housing inventories are recorded using the specific identification method. The Company measures any impairments on land under development and to be developed at the lower of cost or fair value and carries land substantially completed and ready for its intended use, land held for sale and housing inventories at the lower of cost or fair value less cost to sell. Fair value is the amount at which a property could be bought or sold in a current transaction between willing parties. Prior to 1995, the Company recorded its inventories at the lower of cost or net realizable value. Provisions to reduce land and housing inventories to the lower of cost or fair value/net realizable value in 1996 (other than the $12,965 provision for impairment of land inventories discussed below), 1995 and 1994 were not significant. Total land and housing reserves were $40,236, $36,370 and $35,417 at December 31, 1996, 1995 and 1994, respectively.

     During the fourth quarter of 1996, in conjunction with the completion of the 1997 business plan, the Company completed its annual detailed evaluation of the intended use of its land inventories to insure that the primary and planned use reflected the appropriate economic value for the Company's intended use. Even though industry forecasts project a softening in housing demand in 1997, no change in use was required for most of the Company's land inventories. However, it was determined during the evaluation that based on economic forecasts for 1997 the current best use of certain land inventories located primarily in Florida, Maryland and Texas had changed from the Company's previous intended use. The change in intended use for these land inventories include land previously held for long term development which will now be sold to other builders in the near term to accelerate its disposition, land that has been planned for new products and land affected by changes in product pricing. Based on the change in intended use, the Company determined the cash flow expected to be generated from the new intended use would be less than the cost of the land. Accordingly, the Company recorded a non-cash provision for impairment of $12,965 ($8,233, net of income taxes) to reduce the carrying value of the land to its current fair value, which amount has been included in "provision for impairment of land inventories" in the accompanying consolidated statements of operations. Fair value was determined based on sales contracts or offers received on land being sold and by evaluations of comparable market prices. The provision for impairment reduced primary and fully diluted income per share by $.69 per share and $.57 per share, respectively.

     During 1995, the Company acquired land assets in transactions with third parties totaling approximately $14,832, in which the Company received land suitable for single-family detached homes, and these acquisitions were treated as non-cash transactions for purposes of the consolidated statements of cash flows.

  Interest Capitalization

     Interest is capitalized on land, finished building lots and single-family residential housing construction costs during the development and construction period. Interest is capitalized to eligible assets using an allocation method based on the Company's actual interest costs. A summary of interest for 1996, 1995 and 1994 follows:

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1996        1995        1994
                                                      --------    --------    --------
Capitalized at beginning of year....................  $ 59,898    $ 56,082    $ 55,580
Capitalized.........................................    33,484      31,995      30,820
Previously capitalized interest included in interest
  expense...........................................   (30,786)    (27,555)    (28,871)
Included in provision for impaired land inventories
  and other.........................................    (4,030)       (624)     (1,447)
                                                      --------    --------    --------
Capitalized at end of year..........................  $ 58,566    $ 59,898    $ 56,082
                                                      ========    ========    ========

                     U.S. HOME CORPORATION AND SUBSIDIARIES

FINANCIAL SERVICES

  Revenue Recognition

     The sale of loans and loan servicing rights is recognized when the closed loans are sold and delivered to an investor. During the years ended December 31, 1996, 1995 and 1994, revenues included net losses from the sale of loans of $976, $512 and $831, respectively, and net gains from the sale of servicing of $7,294, $5,467 and $4,212, respectively.

  Interest Expense

     Interest expense relating to financial services for the years ended December 31, 1996, 1995 and 1994 was $1,507, $692 and $537, respectively, and is included in "general, administrative and other expenses" in the accompanying consolidated statements of operations.

  Residential Mortgage Loans

     Residential mortgage loans held for sale ($38,491 at December 31, 1996) are included in the accompanying consolidated balance sheets at the lower of cost or market on an aggregate basis. The Company estimates the fair value of residential mortgage loans held at December 31, 1996 approximated recorded value based on quoted market prices for similar loans sold either on a whole loan basis or pooled and sold as collateral for mortgage-backed securities.

  Hedging Contracts

     The Company manages its interest rate market risk on the inventory loans held for sale and its estimated future commitments to originate and close mortgage loans at fixed prices ("Loan Quotes") through hedging techniques by regularly entering into either fixed price mandatory forward delivery contracts ("Forward Contracts") to sell mortgage-backed securities to security dealers or fixed price forward delivery commitments ("Forward Commitments") to sell specific whole loans to investors on a mandatory or best efforts basis ("Forward Contracts" and "Forward Commitments", collectively "Hedging Contracts"). The Company records the inventory of residential mortgage loans at the lower of cost or market on an aggregate basis after considering any market value changes in the inventory loans, Loan Quotes and Hedging Contracts. See Note 7.

(2) REVOLVING CREDIT FACILITIES, SENIOR AND CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

  Housing

     Revolving credit facilities, senior and convertible subordinated debt and notes payable consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Revolving credit facility...................................  $     --    $ 24,000
                                                              --------    --------
7.95% Senior notes due 2001.................................    75,000          --
9.75% Senior notes due 2003.................................   200,000     200,000
4.875% Convertible subordinated debentures due 2005.........    80,000      80,000
Notes and mortgage notes payable............................     7,887      20,599
                                                              --------    --------
                                                               362,887     300,599
                                                              --------    --------
                                                              $362,887    $324,599
                                                              ========    ========

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     The Company has an unsecured revolving credit agreement (the "Credit Facility") with a group of banks. The Credit Facility provides up to a maximum of $130,000, of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivables less outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At December 31, 1996, $124,403 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the Eurodollar rate or the base rate announced by the agent bank. The Credit Facility, as amended, expires on September 29, 1999, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends. In September 1996, the Company amended the Credit Facility to, among other things, extend the expiration date one year to September 29, 1999, and modify the borrowing base provisions to increase the availability for borrowing and in November 1996, amended the Credit Facility to increase to $20,000 the amount of convertible subordinated debentures and/or capital stock which may be repurchased.

     On February 16, 1996, the Company completed the sale of $75,000 principal amount of its 7.95% senior notes due March 1, 2001. Interest is payable semi-annually. The indenture relating to the 7.95% senior notes contains certain covenants, including a minimum tangible net worth requirement, a limitation on the incurrence of additional debt and the making of certain restricted payments.

     The 9.75% senior notes are due June 15, 2003. Interest is payable semi-annually. On or after June 15, 1998, the 9.75% senior notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 103.656% (during the 12-month period ending June 14, 1999) to 100% (on and after June 15, 2001) of the principal amount thereof, together with accrued and unpaid interest. The indenture relating to the 9.75% senior notes contains certain covenants, including a minimum tangible net worth requirement, a limitation on the incurrence of additional debt and the making of certain restricted payments.

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

     Housing notes and mortgage notes payable are primarily for the acquisition and development of land, with interest rates ranging from 6.0% to 10.0%. Assets pledged as collateral under these agreements totaled approximately $42,590 at December 31, 1996.

     Upon a change of control of the Company, holders of both issues of senior notes and the debentures will have the right to require the Company to redeem the senior notes and debentures at a price of 101% of the principal amount of the senior notes and 100% of the principal amount of the debentures, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available to make the required repurchases if a change of control occurs. In addition, the Credit Facility prohibits the Company from repurchasing more than $20,000 of the debentures and/or capital stock prior to the termination of the Credit Facility. Moreover, the occurrence of a change of control will trigger an event of default under the Credit Facility.

     The maximum amounts of borrowings from banks and other financial institutions outstanding at any time during 1996, 1995 and 1994 were $64,000, $67,000 and $34,600, respectively. The average amounts of debt outstanding from banks and other financial institutions during 1996, 1995 and 1994 were $15,800, $42,400 and

                     U.S. HOME CORPORATION AND SUBSIDIARIES

$10,700, respectively, and the weighted average interest rates, without giving effect to commitment fees, were 8.4%, 9.7% and 9.2%, respectively. Computations of the weighted average interest rates were based upon the weighted average of outstanding loan balances during the respective years.

     At December 31, 1996, housing notes and mortgages payable, senior debt and convertible subordinated debt mature as follows: $5,243 in 1997, $1,821 in 1998, $643 in 1999, $180 in 2000, $75,000 in 2001, $200,000 in 2003 and $80,000 in
2005.

  Financial Services

     Financial services revolving credit facility consists of an agreement with a financial institution whereby the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $55,000 under a revolving line of credit (the "Mortgage Credit Facility") secured by residential mortgage loans and mortgage notes receivables. The Mortgage Credit Facility is not guaranteed by the Company, was amended and renewed in August 1996 under substantially the same terms and conditions as the previous agreement, matures on August 31, 1997 and bears interest at a premium over the London Interbank Offered Rate.

     The maximum amounts of financial services borrowings from banks and other financial institutions outstanding at any time during 1996, 1995 and 1994 were $42,400, $35,400 and $21,600, respectively. The average amounts of short-term debt outstanding from banks and other financial institutions during 1996, 1995 and 1994 were $22,300, $8,500 and $5,600, respectively, and the weighted average interest rates, without giving effect to balance deficiency fees, were 6.6%, 7.0% and 6.3%, respectively. Computations of such rates were made based upon the weighted average of outstanding loan balances during the respective years.

(3) INCOME TAXES

     The Company and its subsidiaries file consolidated federal income tax returns. The components of the provision for income taxes consisted of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1995       1994
                                                        -------    -------    -------
Current --
  Federal.............................................  $16,943    $ 1,136    $   730
  State...............................................    2,826      1,130         70
                                                        -------    -------    -------
                                                         19,769      2,266        800
                                                        -------    -------    -------
Deferred --
  Federal.............................................   (8,147)    18,653     16,866
  State...............................................       91      1,233      2,031
                                                        -------    -------    -------
                                                         (8,056)    19,886     18,897
                                                        -------    -------    -------
Total provision.......................................  $11,713    $22,152    $19,697
                                                        =======    =======    =======

     Deferred income taxes are determined based upon the difference between the financial reporting and tax basis of assets and liabilities. At December 31, 1996, the Company has recorded a net deferred tax asset of $2,800 which is comprised of deferred tax assets of $36,200 (including $17,400 relating to housing reserves which were expensed for financial reporting purposes but deferred for federal income tax purposes) and deferred tax liabilities of $33,400 (including $14,000 relating to interest expense capitalized for financial reporting purposes but expensed for federal income tax purposes and an amount related to certain deductions taken in the Company's 1993 federal income tax return). At December 31, 1995, deferred tax assets and

                     U.S. HOME CORPORATION AND SUBSIDIARIES
deferred tax liability were $33,900 and $39,700, respectively, and were primarily attributable to the same items noted above.

     During the fourth quarter of 1996, the Internal Revenue Service (the "IRS") completed an examination of the Company's federal income tax returns for the years ended December 31, 1993 and 1992. The results of this examination allowed certain previously reserved deductions taken by the Company in its 1993 tax return. However, certain other deductions claimed by the Company in that year were disallowed by the IRS. At the conclusion of this examination, the Company reduced its deferred tax liability and recognized an income tax benefit totaling $8,691 related to the deductions allowed by the IRS. The Company plans to appeal the IRS decision to disallow certain other deductions, and these deductions remain reserved as a deferred tax liability as of December 31, 1996. The decrease in the deferred tax liability increased primary and fully diluted income per share in 1996 by $.73 per share and $.60 per share, respectively.

     The following table reconciles the statutory federal income tax rate to the effective income tax rate for:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996     1995     1994
                                                              ------    -----    -----
Tax provision at statutory rate.............................    35.0%    35.0%    35.0%
Increases (decreases) in taxes resulting from --
  State and local income taxes, net of federal income tax
     provision..............................................     4.0      4.0      4.0
  Tax benefit...............................................   (15.5)      --       --
  Other, net................................................    (2.5)    (1.5)    (1.5)
                                                               -----     ----     ----
Effective rate..............................................    21.0%    37.5%    37.5%
                                                               =====     ====     ====

(4) STOCKHOLDERS' EQUITY

     As of December 31, 1996, the Company's capital structure consisted of the following:

          Common Stock -- Authorized 50,000,000 shares, par value $.01 per share, outstanding 11,453,290 shares.

Shares reserved for issuance --
  Convertible subordinated debentures.......................  2,253,521
  Stock plans...............................................  1,925,817
  Class B warrants..........................................  1,899,897
  Convertible redeemable preferred stock....................    202,206
                                                              ---------
                                                              6,281,441
                                                              =========

          Preferred Stock -- Authorized 10,000,000 shares, par value $.10 per share, including 202,206 convertible redeemable preferred shares, 500,000 Series A junior non-cumulative preferred shares and 9,297,794 shares undesignated as to series.

             (a) Convertible redeemable preferred stock -- $25 per share liquidation preference and redemption value, outstanding 117,863 shares. The shares may be redeemed at the option of the Company at any time at an amount equal to the liquidation preference/redemption value ($25 per share) plus any declared and unpaid dividends. Each share of convertible redeemable preferred stock is convertible, subject to adjustment, into one share of common stock at the option of the holder and at any time prior to its redemption by the Company. On February 12, 1997, the Board of Directors authorized the redemption of the remaining outstanding shares of the Company's convertible preferred stock for $25 per share on March 18, 1997. As of December 31, 1996, 2,697,794 shares of convertible redeemable preferred stock had been converted into an equal number of shares of

                     U.S. HOME CORPORATION AND SUBSIDIARIES
        common stock. If the closing price of the common stock is equal to or greater than $30 per share for 20 consecutive trading days, the convertible redeemable preferred stock will automatically convert into common stock. Any shares converted are restored to the status of authorized and unissued preferred stock without designation as to series. The holders of the convertible redeemable preferred stock are entitled to one vote for each share of convertible redeemable preferred stock held by them.

             The holders of the convertible redeemable preferred stock vote together as a single class with the holders of the common stock on substantially all matters requiring stockholder action.

             (b) Series A junior non-cumulative preferred stock -- Authorized 500,000 shares, par value $.10 per share. The shares are authorized for issuance pursuant to certain rights that trade with the Company's common stock and convertible redeemable preferred stock. There are no shares of the Series A junior non-cumulative preferred stock outstanding; however, all of the shares have been reserved for issuance upon the exercise of the stock purchase rights as discussed in "Stockholder Rights Plan" below.

             (c) Undesignated as to series -- None outstanding. Shares may be issued in one or more classes or series with preferences, limitations and relative rights as determined by the Company's Board of Directors at the time of issuance. Any shares issued will rank, as to dividends and liquidation preference, junior to the convertible redeemable preferred stock, if any shares are outstanding.

          Class B Warrants -- In connection with the Plan of Reorganization, pre-Effective Date stockholders received Class B warrants to acquire an aggregate of 1,904,757 shares of common stock for $20 per share, of which 4,860 warrants had been exercised at December 31, 1996. The warrants expire in June 1998.

          Stockholder Rights Plan -- On November 7, 1996, the Company adopted a rights plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock and each outstanding share of the Company's convertible redeemable preferred stock held of record on December 4, 1996. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of the Company's Series A junior non-cumulative preferred stock ("Series A Preferred Stock") at a price of $80 ("Purchase Price"), subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of
     (i) 10 days following a public announcement that (a) a person or group has acquired, or has the right to acquire, 15% or more of the outstanding shares of the Company's common stock or (b) an institutional stockholder has acquired or has the right to acquire 20% or more of the outstanding shares of common stock, or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer for 15% or more of the then outstanding shares of common stock. In such event, each holder of a right (other than the acquiring person) shall have the right to receive, upon exercise, the number of shares of common stock or of 1/100th of a share of Series A Preferred Stock having a value of equal to two times the Purchase Price. In the event of any merger, consolidation or other transaction in which the Company's common stock is exchanged, each holder of a right, upon exercise, will be entitled to receive common stock of the acquiring company equal to two times the Purchase Price. Unless and until the rights become exercisable, they will be transferred with the Company's common stock and convertible redeemable preferred stock. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.01 per right. Unless earlier redeemed or exchanged by the Company, the rights will expire on November 7, 2006. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

     The Credit Facility and the senior note indentures contain restrictions on the (i) payment of dividends on the Company's common and preferred stock and
(ii) purchase, redemption, retirement or other acquisition of

                     U.S. HOME CORPORATION AND SUBSIDIARIES
the Company's common and preferred stock, other than upon conversion of the convertible redeemable preferred stock into common stock and upon exercise into the Company's common stock of Class B warrants and options to acquire common stock issued pursuant to stock options and stock payment plans.

(5) STOCK PLANS

  Stock Option Plans

     The Company has three stock option plans for key employees (the "1997 Employee Plan", which is subject to stockholder approval which will be sought at the 1997 annual meeting of stockholders, the "1996 Employee Plan" and the "1993 Employee Plan") to purchase a maximum of 1,500,000 shares (500,000 shares for each plan) of the Company's common stock. Under all three plans, the Company may grant incentive and non-qualified stock options. The Company also has a stock option plan whereby options may be granted to non-employee directors (the "Director Plan") to purchase a maximum of 100,000 shares of the Company's common stock. Options under the Director Plan are granted annually in a fixed amount.

     Options granted under the Employee Plans will be exercisable at not less than the closing price of the common stock on date of grant. Options granted under the Director Plan will be exercisable at not less than the average closing price of the common stock for the ten consecutive trading days prior to the date of grant. However under the Employee Plans and the Director Plan, the grant price will not be less than 95% of the average closing price of the common stock for the 20 consecutive trading days prior to the date of grant. The options are exercisable as specified in the stock option agreements relating to the options and may not be exercised later than ten years from the date of grant and, with respect to the 1997 Employee Plan, no options may be exercised prior to stockholder approval.

     As discussed in New Pronouncement in Note 1, the Company adopted SFAS No. 123 as of January 1, 1996. As permitted by SFAS No. 123, the Company has elected to continue to account for its stock option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income and earnings per share for 1996 and 1995 would have been reduced to the following proforma amounts:

                                                               1996       1995
                                                              -------    -------
Net income --
  As reported...............................................  $44,188    $36,920
  Proforma..................................................  $43,810    $36,434
Primary income per share --
  As reported...............................................  $  3.70    $  3.14
  Proforma..................................................  $  3.65    $  3.07
Fully diluted income per share --
  As reported...............................................  $  3.25    $  2.68
  Proforma..................................................  $  3.22    $  2.63

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     A summary of the status of the stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented below:

                                                1996                 1995                 1994
                                         ------------------   ------------------   ------------------
                                                   WTD AVG              WTD AVG              WTD AVG
                                                   EXERCISE             EXERCISE             EXERCISE
                                         SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                         -------   --------   -------   --------   -------   --------
Options outstanding at beginning of
  year.................................  531,169    $22.65    403,500    $21.87    308,500    $23.98
Options granted:
  Employee Plans.......................  102,000    $24.13    122,000    $25.70     95,000    $15.13
  Director Plan........................    9,000    $23.74      9,000    $16.82      9,000    $22.71
Options exercised......................       --    $   --         --    $   --         --    $   --
Options forfeited......................   (2,669)   $24.09     (3,331)   $24.57     (9,000)   $23.65
                                         -------              -------              -------
Options outstanding at end of year.....  639,500    $22.89    531,169    $22.65    403,500    $21.87
                                         =======              =======              =======
Options exercisable at end of year.....  551,179    $23.12    365,537    $23.32    143,834    $23.74
                                         =======              =======              =======
Weighted average fair value per share
  of option granted --
  Employee Plans.......................  $  8.39              $  7.87                  N/A
  Director Plan........................  $  9.97              $  7.96                  N/A

     Options outstanding at December 31, 1996 had exercise prices ranging from $15.13 to $27.75 per share and a weighted average remaining contractual life of
8.3 years. Options exercisable at December 31, 1996 had a weighted average remaining contractual life of 8.3 years.

     The fair value of each option granted in 1996 and 1995 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 6.6% for 1996 and 5.9% for 1995; expected lives of 7.1 years for 1996 and 6.1 years for 1995; and expected volatility of 25.0% for both years.

  Stock Payment Plan

     The Company's employee stock payment plan (the "Payment Plan") provides that up to 25% of a key employee's annual incentive pay (compensation other than base salary), which is charged to expense when earned, may be payable in shares of the Company's common stock as determined by the Company's Board of Directors, of which up to 50% of the shares payable will vest to the employee not later than two years after the end of the incentive compensation year and will expire in the event the employee is not employed by the Company on the vesting date. Shares to be issued under the Payment Plan will be valued at the average closing price of the common stock for a ten consecutive trading day period as defined in the Payment Plan, but in no event will the average closing price be less than 95% of the average closing price of the common stock for the 20 consecutive trading day period as defined in the Payment Plan. The Payment Plan has a five-year term and commenced on January 1, 1994. In 1996, 7,905 shares were issued to officers and key employees at prices ranging from $25.05 to $27.93 per share and in 1995, 21,731 shares were issued to officers and key employees at prices ranging from $16.74 to $17.99 per share. As of December 31, 1996, 220,364 shares were available for issuance under the Payment Plan.

  Restricted Stock Plan

     The Company has a restricted stock plan (the "Restricted Plan") for officers and other key employees. Under the Restricted Plan, a maximum of 250,000 shares of the Company's common stock may be granted as restricted stock. Shares granted under the Restricted Plan will be granted at the average closing price of the common stock for a ten consecutive trading day period as defined in the Restricted Plan. Participants in the

                     U.S. HOME CORPORATION AND SUBSIDIARIES

Restricted Plan may not dispose of any of the stock granted for five years from date of grant. Restrictions lapse at the rate of 20% of the stock granted per year, commencing with the end of the fifth year. As defined in the Restricted Plan, the lapsing of the restrictions may be accelerated if certain stipulated improvements in the Company's return on assets over the base year are achieved or if a change in control occurs.

     As of January 1, 1995, a total of 144,547 restricted shares of the Company's common stock were issued to officers and other key employees. The market value of the shares issued of $2,600 has been charged to stockholders' equity as Unearned Compensation on Restricted Stock and is being amortized to expense over a nine-year period.

(6) PROFIT SHARING

     The Company has a qualified profit sharing plan for the benefit of its employees which may be terminated at any time at the option of the Company. The annual contributions may be made in such amount as the Board of Directors of the Company determines, limited to 15% of the total compensation (as defined in the profit sharing plan) of all participating employees. The aggregate amounts accrued for contribution to the profit sharing plan for distribution to employees were $1,051 in 1996, $991 in 1995 and $891 in 1994.

(7) COMMITMENTS AND CONTINGENCIES

  Housing

     The Company is significantly affected by the cyclical nature of the home building industry, which is sensitive to fluctuations in economic activity, interest rates and the level of consumer confidence. The sale of new homes and profitability from sales are heavily influenced by the level and expected direction of interest rates. Increases in interest rates tend to have a depressing effect on the market for new homes in view of increased monthly mortgage costs to potential home buyers.

     As of December 31, 1996, the Company had refundable and nonrefundable deposits totaling $28,035 for options and contracts to purchase undeveloped land and finished lots having a total purchase price of approximately $267,000. The Company had incurred pre-development costs of $42,653 relating to these properties. These options expire at various dates through 2002.

     The Company is involved from time to time in litigation arising from the normal course of business, none of which, in the opinion of the Company, are expected to have a material adverse effect on the financial position or results of operations of the Company.

  Financial Services

     At December 31, 1996, Mortgage, in connection with managing the interest rate market risk on its inventory loans held for sale of $38,833 and Loan Quotes of $18,755, had outstanding $41,370 (face amount of $42,000 and estimated fair value of $41,245) of Forward Contracts and $14,038 of Forward Commitments which expire over the next three months, when the inventory loans are expected to be sold and Loan Quotes are expected to close. At December 31, 1996, the estimated fair value of the inventory loans and Loan Quotes hedged by Forward Contracts and not covered by the Forward Commitments was $42,760.

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

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(8) UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the years ended December 31, 1996 and 1995 is as follows. See Notes 1 and 3 for discussions of 1996 fourth quarter adjustments.

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1996        1996         1996            1996
                                          ---------   --------   -------------   ------------
Housing --
  Operating revenues....................  $267,907    $288,428     $312,275        $322,596
  Cost of products sold.................  $218,350    $235,563     $253,756        $264,227
  Operating income......................  $ 16,276    $ 17,348     $ 20,644        $  7,939
Financial Services --
  Operating revenues....................  $  4,855    $  4,808     $  5,397        $  5,184
  Operating income......................  $  1,154    $  1,471     $  1,427        $  1,342
Corporate General and Administrative....  $  2,754    $  2,993     $  2,945        $  3,008
Net Income..............................  $  9,319    $ 10,050     $ 12,145        $ 12,674
Income Per Common and Common Equivalent
  Share --
  Primary...............................  $    .77    $    .84     $   1.03        $   1.07
  Fully diluted.........................  $    .69    $    .75     $    .91        $    .93

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1995        1995         1995            1995
                                          ---------   --------   -------------   ------------
Housing --
  Operating revenues....................  $260,127    $255,564     $282,422        $294,170
  Cost of products sold.................  $211,332    $208,985     $231,302        $239,544
  Operating income......................  $ 15,726    $ 14,165     $ 17,575        $ 20,063
Financial Services --
  Operating revenues....................  $  3,075    $  3,714     $  4,286        $  4,587
  Operating income......................  $    385    $    853     $  1,141        $    954
Corporate General and Administrative....  $  3,087    $  2,515     $  2,973        $  3,215
Net Income..............................  $  8,140    $  7,814     $  9,839        $ 11,127
Income Per Common and Common Equivalent
  Share --
  Primary...............................  $    .70    $    .67     $    .83        $    .92
  Fully diluted.........................  $    .62    $    .59     $    .72        $    .81

(9) RECEIVABLES

     The Company had housing and financial services receivables of approximately $1,973 in 1996 and $6,574 in 1995 that were due after one year. The 1996 balance due after one year included notes and mortgage notes receivable of $151 with interest rates ranging from 8.0% to 10.5%. A majority of the balance matures within five years.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(10) ACCRUED EXPENSES

     At December 31, 1996 and 1995, accrued expenses and other current liabilities consisted of the following:

                                           1996       1995
                                          -------    -------
Housing --
  Customer deposits.....................  $18,762    $16,887
  Salaries and other compensation.......   13,633     12,013
  Interest..............................    4,023      2,206
  Taxes, other than income taxes........    3,739      2,852
  Income taxes..........................    1,910      6,266
  Other.................................    8,905      5,846
                                          -------    -------
                                          $50,972    $46,070
                                          =======    =======
Financial Services --
  Accounts payable......................  $14,621    $12,935
  Other.................................    6,233      5,883
                                          -------    -------
                                          $20,854    $18,818
                                          =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of the Company is incorporated by reference from the Nominees for Directors Section, pages 2 through 5, of the Company's Proxy Statement, dated March 17, 1997, for the Annual Meeting of Stockholders to be held on April 23, 1997, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934 (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information is incorporated by reference from the Executive Compensation Section, pages 6 through 8 of the 1997 Proxy Statement (see Part I-Item 4, Executive Officers of the Company).

ITEM 12. COMMON STOCK

     The information relating to the security ownership of certain beneficial owners and management is incorporated by reference from the Security Ownership of Management and Certain Beneficial Owners Section, pages 19 and 20 of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2. The following financial statements and financial statement schedules are filed as part of this Report:

     See Index to Financial Statements -- Item 8.

     (a) 3. Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        2.1              -- First Amended Consolidated Plan of Reorganization of U.S.
                            Home Corporation and certain of its affiliates dated
                            April 1, 1993. Incorporated by reference from exhibit 2.1
                            to U.S. Home Corporation's Current Report on Form 8-K
                            filed June 9, 1993.
        2.2              -- Modification to "USH Debtors' First Amended Consolidated
                            Plan of Reorganization." Incorporated by reference from
                            exhibit 2.2 to U.S. Home Corporation's Current Report on
                            Form 8-K filed June 9, 1993.
        2.3              -- First Amended Joint Plan of Reorganization of certain
                            affiliates of U.S. Home Corporation dated April 1, 1993.
                            Incorporated by reference from exhibit 2.3 to U.S. Home
                            Corporation's Current Report on Form 8-K filed June 9,
                            1993.
        2.4              -- Findings of Fact, Conclusions of Law and Order Confirming
                            the First Amended Consolidated Plan of Reorganization of
                            U.S. Home Corporation and certain of its affiliates.
                            Incorporated by reference from exhibit 28.1 to U.S. Home
                            Corporation's Current Report on Form 8-K filed June 9,
                            1993.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        2.5              -- Findings of Fact, Conclusions of Law and Order Confirming
                            the First Amended Joint Plan of Reorganization of certain
                            affiliates of U.S. Home Corporation. Incorporated by
                            reference from exhibit 28.2 to U.S. Home Corporation's
                            Current Report on Form 8-K filed June 9, 1993.
        3.1              -- Restated Certificate of Incorporation of U.S. Home
                            Corporation effective on June 21, 1993. Incorporated by
                            reference from exhibit 3.1 to Registration Statement on
                            Form S-3 of U.S. Home Corporation (Registration No.
                            33-68966).
        3.1 (i)          -- Certificate of Amendment of Restated Certificate of
                            Incorporation as filed with the State of Delaware on May
                            13, 1994. Incorporated by reference from exhibit 3.1 to
                            U.S. Home Corporation's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1994.
        3.1 (ii)         -- Certificate of Retirement, dated as of September 11,
                            1995. Incorporated by reference from exhibit 3.1 to U.S.
                            Home Corporation's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1996.
        3.1 (iii)        -- Certificate of Retirement, dated as of July 31, 1996.
                            Incorporated by reference from exhibit 3.2 to U.S. Home
                            Corporation's Quarterly Report on 10-Q for the period
                            ended September 30, 1996.
        3.2              -- Certificate of Designation, Preferences and Rights of
                            Series A Junior Non-Cumulative Preferred Stock as filed
                            with the State of Delaware on December 2, 1996.
        3.3              -- Amended and Restated By-Laws of U.S. Home Corporation,
                            dated as of October 17, 1996. Incorporated by reference
                            from exhibit 3.1 (ii) to U.S. Home Corporation's Current
                            Report on Form 8-K filed November 8, 1996.
       10.1              -- Credit Agreement, dated as of September 29, 1995, between
                            U.S. Home Corporation and The First National Bank of
                            Chicago, as Agent. Incorporated by reference from exhibit
                            10.1 to U.S. Home Corporation's Quarterly Report on Form
                            10-Q for period ended September 30, 1995.
       10.1 (i)          -- Consent and First Amendment to Credit Agreement, dated as of February 9, 1996, between U.S. Home Corporation and
                            the First National Bank of Chicago, as Agent.
                            Incorporated by reference from exhibit 10 to U.S. Home
                            Corporation's Current Report on Form 8-K filed February
                            12, 1996.
       10.1 (ii)         -- Second Amendment to Credit Agreement, dated as of
                            September 25, 1996, between U.S. Home Corporation and the
                            First National Bank of Chicago, as Agent. Incorporated by
                            reference from exhibit 10.1 to U.S. Home Corporation's
                            Quarterly Report on Form 10-Q for period ended September
                            30, 1996.
       10.1 (iii)        -- Third Amendment to Credit Agreement, dated as of November
                            4, 1996, between U.S. Home Corporation and The First
                            National Bank of Chicago, as Agent. Incorporated by
                            reference from exhibit 10 to U.S. Home Corporation's
                            Current Report on Form 8-K filed November 8, 1996.
       10.2              -- Trust Indenture, dated as of June 21, 1993, by and
                            between U.S. Home Corporation and IBJ Schroder Bank &
                            Trust Company, as trustee, relating to U.S. Home
                            Corporation's 9.75% Senior Notes due 2003. Incorporated
                            by reference from exhibit 10.2 to Registration Statement
                            on Form S-3 of U.S. Home Corporation (Registration No.
                            33-68966).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
       10.3              -- Trust Indenture, dated as of November 3, 1993, by and
                            between U.S. Home Corporation and Marine Midland Bank,
                            N.A., as trustee, relating to U.S. Home Corporation's
                            4.875% Convertible Subordinated Debentures. Incorporated
                            by reference from exhibit 4.1 to U.S. Home Corporation's
                            Current Report on Form 8-K filed November 3, 1993.
       10.4              -- Senior Indenture, dated as of February 16, 1996, by and between U.S. Home Corporation and IBJ Schroder Bank &
                            Trust Company, as Trustee, relating to U.S. Home
                            Corporation's 7.95% Senior Notes due 2001. Incorporated
                            by reference from exhibit 4.1 to U.S. Home Corporation's
                            Quarterly Report on Form 10-Q for the period ended March
                            31, 1996.
       10.4 (i)          -- Officers' Certificate, dated February 16, 1996,
                            establishing the form and terms of the $75 million
                            aggregate principal amount of 7.95% Senior Notes due
                            2001. Incorporated by reference from exhibit 4.2 to U.S.
                            Home Corporation's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1996.
       10.5              -- Rights Agreement, dated as of November 7, 1996, between
                            U.S. Home Corporation and First Chicago Trust Company of
                            New York, and exhibits thereto. Incorporated by reference
                            from exhibit 4 to U.S. Home Corporation's Current Report
                            on Form 8-K/A Amendment No. 1 filed November 18, 1996.
       10.6              -- Warrant Agreement, dated as of June 21, 1993, between
                            U.S. Home Corporation and First Chicago Trust Company of
                            New York (as successor to The First National Bank of
                            Boston) relating to U.S. Home Corporation's Class B
                            Warrants. Incorporated by reference from exhibit 10.3 to
                            Registration Statement on Form S-3 of U.S. Home
                            Corporation (Registration No. 33-68966).
       10.7              -- U.S. Home Corporation 1997 Employees' Stock Option Plan.
       10.8              -- U.S. Home Corporation Amended and Restated 1996
                            Employees' Stock Option Plan.
       10.9              -- U.S. Home Corporation's Amended and Restated 1993
                            Employees' Stock Option Plan.
       10.10             -- U.S. Home Corporation's Amended and Restated Non-Employee
                            Directors' Stock Option Plan.
       10.11             -- U.S. Home Corporation's Amended and Restated Employee
                            Stock Payment Plan.
       10.12             -- U.S. Home Corporation's Corporate Officers and President
                            of Operations Restricted Stock Plan. Incorporated by
                            reference from exhibit 10.8 to U.S. Home Corporation's
                            Annual Report on Form 10-K for the year ended December
                            31, 1994.
       10.13             -- U.S. Home Corporation's Corporate Officers Incentive
                            Compensation Program for the Incentive Period January 1,
                            1997 to December 31, 1997.
       10.14             -- U.S. Home Corporation's Key Employees' Severance Plan.
       10.15             -- U.S. Home Corporation's Retirement Plan for Non-Employee
                            Directors. Incorporated by reference from exhibit 10 to
                            U.S. Home Corporation's Quarterly Report on Form 10-Q for
                            the period ended September 30, 1994.
       10.16             -- Corrected copy of Amended and Restated Employment and
                            Consulting Agreement, dated as of October 17, 1995,
                            between U.S. Home Corporation and Robert J. Strudler.
                            Incorporated by reference from exhibit 10.3 to U.S. Home
                            Corporation's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1996.
       10.16(i)          -- First Amendment to Amended and Restated Employment and
                            Consulting Agreement, dated as of February 11, 1997,
                            between U.S. Home Corporation and Robert J. Strudler.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
       10.17             -- Corrected copy of Amended and Restated Employment and
                            Consulting Agreement, dated as of October 17, 1995,
                            between U.S. Home Corporation and Isaac Heimbinder.
                            Incorporated by reference from exhibit 10.4 to U.S. Home
                            Corporation's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1996.
       10.17(i)          -- First Amendment to Amended and Restated Employment and
                            Consulting Agreement, dated as of February 11, 1997,
                            between U.S. Home Corporation and Isaac Heimbinder.
       10.18             -- Registration Rights Agreement, dated as of June 21, 1993, between U.S. Home Corporation and Loomis, Sayles &
                            Company Incorporated, on behalf of certain holders of the
                            common stock of U.S. Home Corporation. Incorporated by
                            reference from exhibit 10.10 to Registration Statement on
                            Form S-3 of U.S. Home Corporation (Registration No.
                            33-68966).
       10.19             -- Trust Agreement, dated December 18, 1986, between U.S.
                            Home Corporation, as Grantor, and Kenneth J. Hanau, Jr.,
                            as Trustee, with respect to retirement benefits for Isaac
                            Heimbinder. Incorporated by reference from exhibit 10.25
                            to U.S. Home Corporation's Annual Report on Form 10-K for
                            the year ended December 31, 1986.
       10.20             -- Trust Agreement, dated December 18, 1986, between U.S.
                            Home Corporation, as Grantor, and Kenneth J. Hanau, Jr.,
                            as Trustee, with respect to retirement benefits for
                            Robert J. Strudler. Incorporated by reference from
                            exhibit 10.26 to U.S. Home Corporation's Annual Report on
                            Form 10-K for the year ended December 31, 1986.
       10.21             -- Letter, dated as of March 20, 1990, between U.S. Home
                            Corporation and William E. Reichard, as Successor
                            Trustee, with respect to Trust Agreements dated December
                            18, 1986 between U.S. Home Corporation, as Grantor,
                            Kenneth J. Hanau, Jr., as Trustee, with respect to
                            retirement benefits for Robert J. Strudler and Isaac
                            Heimbinder. Incorporated by reference from exhibit 10.19
                            to U.S. Home Corporation's Annual Report on Form 10-K for
                            the year ended December 31, 1992.
       10.22             -- First Amended and Restated Warehousing Credit and
                            Security Agreement (single-family mortgage loans), dated
                            as of August 31, 1995, between U.S. Home Mortgage
                            Corporation and Residential Funding Corporation.
                            Incorporated by reference from exhibit 10.2 to U.S. Home
                            Corporation's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1995.
       10.22(i)          -- First Amendment to First Amended and Restated Warehousing
                            Credit and Security Agreement (single-family mortgage
                            loans), dated as of December 27, 1995, between U.S. Home
                            Mortgage Corporation and Residential Funding Corporation.
                            Incorporated by reference from exhibit 10.19(I) to U.S.
                            Home Corporation's annual report on Form 10-K for the
                            year ended December 31, 1995.
       10.22(ii)         -- Second Amendment to First Amended and Restated
                            Warehousing Credit and Security Agreement (single-family
                            mortgage loans), dated as of August 30, 1996, between
                            U.S. Home Mortgage Corporation and Residential Funding
                            Corporation. Incorporated by reference from exhibit 10.2
                            to U.S. Home Corporation's Quarterly Report on Form 10-Q
                            for the period ended September 30, 1996.
       10.22(iii)        -- Third Amendment to First Amended and Restated Warehousing
                            Credit and Security Agreement (single-family mortgage
                            loans), dated as of January 2, 1997, between U.S. Home
                            Mortgage Corporation and Residential Funding Corporation.
       10.23             -- U.S. Home Corporation's Amortizing Incentive Plan.
                            Incorporated by reference from exhibit 4.2 to
                            Registration Statement on Form S-8 of U.S. Home
                            Corporation (Registration No. 33-64712).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
       10.24             -- Form of Indemnification Agreement for directors and
                            executive officers. Incorporated by reference from
                            exhibit 10.15 to Amendment No. 2 to Registration
                            Statement on Form S-1 of U.S. Home Corporation
                            (Registration No. 33-60638).
       11                -- Computation of earnings per share
       22                -- Subsidiaries of U.S. Home Corporation
       23                -- Consent of Independent Public Accountants
       27                -- Financial Data Schedule

     (b) Report on Form 8-K

     The Company filed a Current Report on Form 8-K, on November 8, 1996, as amended on November 18, 1996, describing under Item 5 "Other Events" the terms of the preferred stock purchase rights which the Company distributed to the holders of the Company's Common Stock, $.01 par value per share, on December 4, 1996 by declaration of the Board of Directors of the Company on November 7, 1996.

     No other Current Report on Form 8-K was filed by the Company during October, November or December 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 1997
                                          U.S. HOME CORPORATION

                                          By:      /s/ ISAAC HEIMBINDER
                                            ------------------------------------
                                                      Isaac Heimbinder
                                               President, Co-Chief Executive
                                                           Officer
                                                and Chief Operating Officer

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

                                          By:      /s/ THOMAS A. NAPOLI
                                            ------------------------------------
                                                      Thomas A. Napoli
                                            Vice President-Corporate Finance and
                                               Treasurer (principal financial
                                                           officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

               /s/ ROBERT J. STRUDLER                  Director, Chairman and         February 21, 1997
-----------------------------------------------------    Co-Chief Executive Officer
                 Robert J. Strudler                      (principal executive
                                                         officer)

                /s/ ISAAC HEIMBINDER                   Director, President,           February 21, 1997
-----------------------------------------------------    Co-Chief Executive Officer
                  Isaac Heimbinder                       and Chief Operating
                                                         Officer

                   /s/ GLEN ADAMS                      Director                       February 21, 1997
-----------------------------------------------------
                     Glen Adams

                /s/ STEVEN L. GERARD                   Director                       February 21, 1997
-----------------------------------------------------
                  Steven L. Gerard

              /s/ KENNETH J. HANAU, JR.                Director                       February 21, 1997
-----------------------------------------------------
                Kenneth J. Hanau, Jr.

               /s/ MALCOLM T. HOPKINS                  Director                       February 21, 1997
-----------------------------------------------------
                 Malcolm T. Hopkins

                /s/ JACK L. MCDONALD                   Director                       February 21, 1997
-----------------------------------------------------
                  Jack L. McDonald

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ CHARLES A. MCKEE                   Director                       February 21, 1997
-----------------------------------------------------
                  Charles A. McKee

              /s/ GEORGE A. POOLE, JR.                 Director                       February 21, 1997
-----------------------------------------------------
                George A. Poole, Jr.

                  /s/ HERVE RIPAULT                    Director                       February 21, 1997
-----------------------------------------------------
                    Herve Ripault

                 /s/ JAMES W. SIGHT                    Director                       February 21, 1997
-----------------------------------------------------
                   James W. Sight

                               INDEX TO EXHIBITS





  Exhibit
  Number
  -------
   3.2             Certificate of Designation, Preferences and
                   Rights of Series A Junior Non-Cumulative
                   Preferred Stock as filed with the State of
                   Delaware on December 2, 1996

   10.7            U.S. Home Corporation 1997 Employees' Stock
                   Option Plan

   10.8            U.S. Home Corporation Amended and Restated 1996
                   Employees' Stock Option Plan

   10.9            U.S. Home Corporation's Amended and Restated 1993
                   Stock Option Plan

   10.10           U.S. Home Corporation's Amended and Restated Non-
                   Employee Directors' Stock Option Plan

   10.11           U.S. Home Corporations' Amended and Restated
                   Employee Stock Payment Plan

   10.13           U.S. Home Corporation's Corporate Officers Incentive
                   Compensation Program for the Incentive Period January
                   1, 1997 to December 31, 1997

   10.14           U.S. Home Corporation's Key Employee Severance Plan

   10.16 (i)       First Amendment to Amended and Restated Employment
                   and Consulting Agreement, dated as of February 11,
                   1997, between U.S. Home Corporation and Robert J.
                   Strudler

   10.17 (i)       First Amendment to Amended and Restated Employment
                   and Consulting Agreement, dated as of February 11,
                   1997, between U.S. Home Corporation and Isaac
                   Heimbinder

   10.22           Third Amendment to First Amended and Restated
                   Warehousing Credit and Security Agreement (single-family mortgage loans), dated as of January 2, 1997, between U.S. Home Mortgage Corporation and
                   Residential Funding Corporation

   11              Computation of earnings per share

   22              Subsidiaries of U.S. Home Corporation

   23              Consent of Independent Public Accountants

   27              Financial Data Schedule