Form 10-Q
period 1997-03-31
U S HOME CORP /DE/
filed 1997-05-07
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                                     OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X  NO _____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.                                 YES   X  NO______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding at April 30, 1997
Common stock, $.01 par value                 11,578,833 shares

                           U.S. HOME CORPORATION
                           ---------------------

                                   INDEX
                                   -----

                                                                  Page
                                                                 Number
Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets--
                     March 31, 1997 and December 31, 1996             3

                     Consolidated Condensed Statements of
                     Operations--Three Months Ended
                     March 31, 1997 and 1996                          5

                     Consolidated Condensed Statements of
                     Cash Flows--Three Months Ended
                     March 31, 1997 and 1996                          6

                     Notes to Consolidated Condensed
                     Financial Statements                             7

           Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                      11

Part II.   Item 5.   Other Information                               15

           Item 6.   Exhibits and Reports on Form 8-K                16

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         ---------------------

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                   -------------------------------------
               (Dollars in Thousands, Except Per Share Data)


                                   ASSETS
                                   ------

                                                     March 31,    December 31,
                                                       1997           1996
                                                     ---------    ------------
                                                     (Unaudited)
HOUSING:
   Cash (including restricted funds) .............   $ 14,113       $  8,786
   Receivables, net ..............................     44,602         28,028
   Single-Family Housing Inventories .............    704,502        709,344
   Option Deposits on Real Estate ................     82,039         70,688
   Other Assets ..................................     52,242         49,036
                                                     --------       --------
                                                      897,498        865,882
                                                     --------       --------

FINANCIAL SERVICES:
   Cash (including restricted funds) .............      4,906          4,463
   Residential Mortgage Loans ....................     56,834         63,656
   Other Assets ..................................     12,442         13,410
                                                     --------       --------
                                                       74,182         81,529
                                                     --------       --------

                                                     $971,680       $947,411
                                                     ========       ========




   The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                   -------------------------------------
               (Dollars in Thousands, Except Per Share Data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                      March 31,    December 31,
                                                        1997          1996
                                                     -----------   ------------
                                                     (Unaudited)
HOUSING:
  Accounts Payable ...............................   $  98,056      $  96,594
  Accrued Expenses and Other Current
    Liabilities ..................................      59,066         50,972
  Revolving Credit Facility ......................      13,000           --
  Senior and Convertible Subordinated Debt
    and Notes Payable ............................     360,386        362,887
                                                     ---------      ---------
                                                       530,508        510,453
                                                     ---------      ---------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current
    Liabilities ..................................      25,037         20,854
  Revolving Credit Facility ......................      32,235         42,414
                                                     ---------      ---------
                                                        57,272         63,268
                                                     ---------      ---------

    Total Liabilities ............................     587,780        573,721
                                                     ---------      ---------

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $25 per
    share redemption value, authorized
    84,343 shares at March 31, 1997 and
    202,206 shares at December 31, 1996,
    outstanding none at March 31, 1997
    and 117,863 shares at December 31, 1996 ......        --            2,947
  Common Stock, $.01 par value, authorized
    50,000,000 shares, outstanding
    11,574,018 and 11,452,290 shares at
    March 31, 1997 and December 31, 1996 .........         116            114
  Capital In Excess of Par Value .................     356,770        353,830
  Retained Earnings ..............................      28,964         18,821
  Unearned Compensation on Restricted
    Stock ........................................      (1,950)        (2,022)
                                                     ---------      ---------
    Total Stockholders' Equity ...................     383,900        373,690
                                                     ---------      ---------
                                                     $ 971,680      $ 947,411
                                                     =========      =========

    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              -----------------------------------------------
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                         1997         1996
                                                       --------     --------
HOUSING:
  Operating Revenues .............................     $310,648     $267,907
                                                       --------     --------
  Operating Costs and Expenses -
    Cost of products sold ........................      255,580      218,350
    Selling, general and administrative ..........       29,687       26,652
    Interest .....................................        7,880        6,629
                                                       --------     --------
                                                        293,147      251,631
                                                       --------     --------
  Housing Operating Income .......................       17,501       16,276
                                                       --------     --------

FINANCIAL SERVICES:
  Operating Revenues .............................        5,385        4,855
  General, Administrative and Other Expenses .....        3,875        3,701
                                                       --------     --------
  Financial Services Operating Income ............        1,510        1,154
                                                       --------     --------

CORPORATE GENERAL AND ADMINISTRATIVE .............        2,911        2,754
                                                       --------     --------

INCOME BEFORE INCOME TAXES .......................       16,100       14,676

PROVISION FOR INCOME TAXES .......................        5,957        5,357
                                                       --------     --------

NET INCOME .......................................     $ 10,143     $  9,319
                                                       ========     ========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Primary ......................................     $    .84     $    .77
                                                       ========     ========
    Fully diluted ................................     $    .75     $    .69
                                                       ========     ========

      The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                           (Dollars in Thousands)
                                (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                       ----------------------
                                                          1997        1996
                                                       ---------   --------

Net Cash Provided (Used) by Operating
  Activities .......................................   $  5,419      $(18,210)
                                                       --------      --------

Net Cash Flows From Investing Activities:
  Purchase of property, plant and equipment,
    net of disposals ...............................       (643)         (573)
  Proceeds from investments in mortgages ...........        761           774
  Decrease (Increase) in restricted cash ...........        209          (330)
  Other ............................................         10          (262)
                                                       --------      --------
  Net cash provided (used) by investing
    activities .....................................        337          (391)
                                                       --------      --------

Net Cash Flows From Financing Activities:
  Proceeds from revolving credit facilities,
    net of repayments ..............................      2,821       (27,581)
  Net proceeds from sale of 7.95% senior
    notes ..........................................       --          73,406
  Repayment of notes and mortgage notes
    payables .......................................     (2,500)       (6,803)
  Redemption of convertible preferred stock ........        (98)         --
                                                       --------      --------
  Net cash provided by financing activities ........        223        39,022
                                                       --------      --------
Net Increase in Cash ..............................       5,979        20,421
Cash At Beginning of Period ........................      8,138         6,228
                                                       --------      --------
Cash At End of Period ..............................   $ 14,117      $ 26,649
                                                       ========      ========

Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing ........................................   $  4,319      $  1,833
    Financial Services .............................        336           416
                                                       --------      --------
                                                       $  4,655      $  2,249
                                                       ========      ========
  Income taxes paid ................................   $  4,557      $    373
                                                       ========      ========

      The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            ----------------------------------------------------
                               March 31, 1997
                               --------------
                           (Dollars in Thousands)
                                (Unaudited)

   (1)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The accompanying consolidated condensed balance sheet as of December 31, 1996, which has been derived from audited financial statements, and the accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
        information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

        The preparation of consolidated condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Management's estimates and assumptions are reflective of, among other things, prevailing market conditions, expected market conditions based on published economic forecasts, current operating strategies and the availability of capital, which are all subject to change. Changes to the aforementioned or other conditions could in turn cause changes to such estimates and assumptions and, as a result, actual results could differ from the original estimates.

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996 and its results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

        Because of the seasonal nature of the Company's business, the results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

   (2)  INVENTORIES

        The components of single-family housing inventories are as follows:

                                                     March 31,   December 31,
                                                       1997          1996
                                                    ----------   ------------
        Housing completed and under construction     $270,401     $280,390
        Models                                         79,653       74,167
        Finished lots                                 160,992      147,893
        Land under development                         46,613       59,840
        Land held for development or sale             146,843      147,054
                                                     --------     --------
                                                     $704,502     $709,344
                                                     ========     ========

   (3) REVOLVING CREDIT FACILITIES, SENIOR AND CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

        Housing -

        Revolving credit facility, senior and convertible subordinated debt and notes payable consist of the following:
                                                 March 31,     December 31,
                                                   1997            1996
                                                -----------    ------------
        Revolving credit facility ...........     $ 13,000         $   --
                                                  --------        --------

        7.95% Senior notes due 2001 .........       75,000          75,000
        9.75% Senior notes due 2003 .........      200,000         200,000
        4.875% Convertible subordinated
          debentures due 2005 ...............       80,000          80,000
        Notes and mortgage notes payable ....        5,386           7,887
                                                  --------        --------
                                                   360,386         362,887
                                                  --------        --------
                                                  $373,386        $362,887
                                                  ========        ========

        The Company has an unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility provides up to a maximum of $130,000, of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivable less the outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At March 31, 1997, $111,764 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the Eurodollar rate or the rate announced by the agent bank. The Credit Facility, as amended, expires on September 29, 1999, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

        Financial Services -

        Financial Services revolving credit facility consists of an agreement with a financial institution whereby the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $45,000 under a revolving line of credit (the "Mortgage Credit Facility") secured by residential mortgage loans and mortgage notes receivable. The Mortgage Credit Facility is not guaranteed by the Company, matures on August 31, 1997 and bears interest at a premium over the London Interbank Offered Rate. The Mortgage Credit Facility has been in place since 1992 and has been renewed on various terms and conditions on an annual basis and the Company expects it to be extended or replaced by a credit facility similar to its present terms and conditions. However, there can be no assurance that the Mortgage Credit Facility will be extended or replaced.


   (4)  INTEREST

        A summary of housing interest for the three month periods ended March 31, 1997 and 1996 follows:
                                                   1997            1996
                                                ---------        ---------
        Capitalized at beginning of period      $ 58,566          $ 59,898
        Capitalized                                8,575             7,939
        Previously capitalized interest
          included in interest expense            (7,881)           (6,629)
        Other                                        (21)              (24)
                                                 --------         --------
        Capitalized at end of period             $ 59,239         $ 61,184
                                                 ========         ========

        Interest expense relating to financial services for the three month periods ended March 31, 1997 and 1996 was $309 and $461, respectively, and is included in "general, administrative and other expenses" in the accompanying consolidated condensed statements of operations.

  (5)   INCOME PER SHARE

        The  following   weighted  average  number  of  common  and  common
        equivalent shares were used to compute income per share for the three month periods ended March 31, 1997 and 1996:

                                                  1997         1996
                                               ----------   ----------
            Primary                            12,141,296   12,115,484
            Fully diluted                      14,394,817   14,369,005

        The weighted average number of common and common equivalent shares outstanding for primary income per share includes the dilutive effect of the convertible redeemable preferred stock (all of which had been converted to common stock or redeemed as of March 18,
        1997) and Class B warrants and the assumed exercise of stock options. Fully diluted income per share includes the assumed conversion of the convertible subordinated debentures.

        In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). For the Company, SFAS No. 128 will be effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities (such as the Company's convertible subordinated debentures) and other contracts to issue common stock (such as the Company's Class B warrants) were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules.

        The implementation of SFAS No. 128 is not expected to have a material effect on the Company's reported earnings per share as determined under current accounting rules.

        During April 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of outstanding common stock or Class B warrants, in the aggregate, from time to time in the open market and/or in private transactions as market conditions permit. The program is being initiated as a systematic and rational approach to avoid the future dilutive impact from the exercise of the outstanding Class B warrants that expire on June 21, 1998. In addition to the open market repurchase of common stock and Class B warrants, the Board of Directors authorized an odd lot repurchase program for holders of less than 100 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

Results of Operations
---------------------
                                  Housing
                                  -------

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        1997           1996
                                                      --------      --------
Revenues -
   Single-family homes ..........................     $308,813      $264,725
   Land and other ...............................        1,835         3,182
                                                      --------      --------
     Total ......................................     $310,648      $267,907
                                                      ========      ========

Single-family homes -
   Gross margin amount ..........................     $ 54,825      $ 48,897
   Gross margin percentage ......................         17.8%         18.5%
   Units delivered ..............................        1,869         1,643
   Average sales price ..........................     $165,200      $161,100
   New orders taken .............................        2,740         2,699
   Backlog at end of period .....................        3,909         3,787

Selling, general and administrative expenses
   as a percentage of housing revenues ..........          9.6%          9.9%

Interest -
   Paid or accrued ..............................     $  8,575      $  7,939
   Percentage capitalized .......................        100.0%        100.0%
   Previously capitalized
     interest included in interest expense ......     $  7,881      $  6,629
   Percentage of housing revenues ...............          2.5%          2.5%

Revenues and Gross Margin -
---------------------------

Revenues from sales of single-family homes for the three month period ended March 31, 1997 increased 17% compared to the three month period ended March 31, 1996. The increase resulted primarily from a 14% increase in the number of housing units delivered.

The decrease in the gross margin percentage for the three month period ended March 31, 1997 from the same period in 1996 was primarily attributable to sales price incentives caused by an increased competitive housing environment.

New orders taken for the three month period ended March 31, 1997 increased 2% compared to the same period in 1996. See Part II, "Item 5 - Other
Information" on page 15 for a table of unit activity by market for the three month periods ended March 31, 1997 and 1996.

Selling, General and Administrative Expenses -
----------------------------------------------

As a percentage of housing revenues, selling, general and administrative expenses for the three month period ended March 31, 1997 decreased when compared to the same period in 1996. Actual selling, general and administrative expenses for 1997 increased $3.0 million compared to 1996. This increase was attributable to increases in volume-related expenses ($1.2 million) resulting from the increase in deliveries in 1997 when compared to 1996 and increases in other selling, general and administrative expenses resulting from increased activities.

Interest -
----------

Interest paid or accrued for the three month period ended March 31, 1997 increased approximately 8% compared to the same period in 1996. This increase was primarily due to the sale of the Company's 7.95% senior notes in February 1996.

The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any one year is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Capitalized interest amounts charged to interest expense in the three month period ended March 31, 1997 were greater than the same period in 1996 primarily due to the increase in the number of housing units delivered and higher average debt levels, offset in part by an increase in the amount of housing assets qualifying for interest capitalization.

                             Financial Services
                             ------------------

Revenues -
----------

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):
                                                       Three Months
                                                          Ended
                                                         March 31,
                                                    --------------------
                                                      1997        1996
                                                    -------      -------
      U.S. Home Mortgage Corporation and
        Subsidiary                                  $ 4,387      $ 3,834
      Other financial services operations               998        1,021
                                                    -------      -------
                                                    $ 5,385      $ 4,855
                                                    =======      =======

Approximately 80% of the housing units delivered by the Company in the three months ended March 31, 1997 and 83% delivered by the Company in the three months ended March 31, 1996 were purchased with the buyer using mortgage financing. Of the total housing units financed, 67% were financed by U.S. Home Mortgage Corporation ("Mortgage") for the three months ended March 31, 1997 compared to 61% for the three months ended March 31, 1996.

The increase in Mortgage's revenues for the three month period ended March 31, 1997 when compared to the three month period ended March 31, 1996 was primarily due to the increase in mortgage loan originations and income from the sale of mortgage loans and servicing rights.

                                   Other
                                   -----

Corporate General and Administrative -
--------------------------------------

Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .9% and 1.0% for the three month periods ended March 31, 1997 and 1996, respectively. Actual corporate general and administrative expenses for 1997 total $2.9 million, compared to $2.8 million for 1996. The increase for 1997 over 1996 was primarily due to increased payroll costs.

Financial Condition and Liquidity
---------------------------------

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

Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. The Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, primarily in its affordable and move-up home communities, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. The increase in land inventories in 1997 from 1996 was primarily the result of increased activities, including the increased activities in the Company's retirement and active-adult communities.

The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Company's unsecured revolving credit facility ("Credit Facility"). The Credit Facility (and previous credit facilities) have enabled the Company to meet peak operating needs. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the three month periods ended March 31, 1997 and 1996 is summarized below (dollars in thousands):

                                                  1997             1996
                                                --------         --------
      Net cash provided (used) by:
        Operating activities                    $ (7,421)        $(15,448)
        Investing activities                        (625)            (862)
        Financing activities                      10,402           42,603
                                                --------         --------
      Net increase in cash                      $  2,356         $ 26,293
                                                ========         ========

Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Cash flows from housing operating activities for 1997 used less cash than 1996 primarily due to increased profitability and a decrease in land asset activities offset in part by an increase in construction activities and housing proceeds receivable.

Cash flow from housing financing activities for 1997 provided cash primarily from net borrowings under the Credit Facility while 1996 provided cash reflecting the sale of the Company's 7.95% senior notes, offset primarily by the repayment of the outstanding amount under the Credit Facility.

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

Financial services operating activities are affected primarily by Mortgage's loan originations which result in the sale of mortgage loans and related servicing rights to third party investors. Cash flows from financial services operating activities are also affected by the timing of the sales of loans and servicing rights which generally are sold to investors within 30 days after homes are delivered. In this regard, cash flows from financial services operating activities for 1997 used less cash compared to 1996 primarily due to a decrease in residential mortgage loan receivables.

The Company finances its financial services operations primarily from internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights, and short-term debt. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of a $45 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on August 31, 1997. While the Mortgage Credit Facility contains numerous convenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these convenants are not anticipated to significantly limit Mortgage's operations.

The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that the internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

Part II.  OTHER INFORMATION
          -----------------

Item 5.  Other Information
         -----------------

     Additional Operating Data -

     The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three month periods ended March 31, 1997 and 1996:

            States             New Orders        Deliveries          Backlog
            ------           -------------     -------------     -------------
                             1997     1996     1997     1996     1997     1996
                             ----     ----     ----     ----     ----     ----

     Arizona ............     251      270      207      273      313      382
     California .........     197      160      114      112      232      159
     Colorado ...........     538      610      344      262      835      810
     Florida ............     951      847      621      569    1,363    1,264
     Indiana/Ohio .......      44       77       45       32       83      107
     Maryland/Virginia ..     116      108       75       73      141      148
     Minnesota ..........     103      103       47       64      163      158
     Nevada .............     108      135       95       78      147      176
     New Jersey .........     131      171      118       60      192      294
     Texas ..............     301      218      203      120      440      289
                            -----    -----    -----    -----    -----    -----
                            2,740    2,699    1,869    1,643    3,909    3,787
                            =====    =====    =====    =====    =====    =====

     Cautionary Disclosure Regarding Forward-Looking Statements -

     Certain   statements  in  the  Company's   press   releases,   oral
     communications and filings with the Securities and Exchange Commission that are not historical facts are, or may be considered to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including general economic conditions, fluctuations in interest rates, the impact of competitive products and prices, the supply of raw materials and prices, levels of consumer confidence and other risks referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Other -- Cautionary Disclosure Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     Convertible Redeemable Preferred Stock -

     On March 18, 1997, the Company redeemed all of the remaining outstanding shares of its convertible preferred stock for $25 per share.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
    (a)   Exhibits

          Exhibit  11 - Computation of Income Per Common Share

          Exhibit  27 - Financial Data Schedule

    (b)   Reports on Form 8-K

          No Current Report on Form 8-K was filed by the Company during January, February or March 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     U.S. HOME CORPORATION

Date:  May 6, 1997                   /s/ Isaac Heimbinder
                                     --------------------
                                     Isaac Heimbinder
                                     President, Co-Chief Executive Officer
                                     and Chief Operating Officer



Date:  May 6, 1997                   /s/ Chester P. Sadowski
                                     -----------------------
                                     Chester P. Sadowski
                                     Vice President, Controller
                                     and Chief Accounting Officer

                             INDEX OF EXHIBITS


                                                                Sequential
Exhibit                                                          Numbered
Number                                                             Page

11           Computation of Income Per Common Share                 20

27           Financial Data Schedule                                22