Form 10-Q
period 1997-06-30
U S HOME CORP /DE/
filed 1997-08-04
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

         Class                              Outstanding at July 31, 1997
Common stock, $.01 par value                      11,582,656 shares

                           U.S. HOME CORPORATION
                           ---------------------

                                   INDEX
                                   -----

                                                                        Page
                                                                       Number
                                                                       ------
Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets--
                     June 30, 1997 and December 31, 1996                    3

                     Consolidated Condensed Statements of
                     Operations--Three and Six Months Ended
                     June 30, 1997 and 1996                                 5

                     Consolidated Condensed Statements of
                     Cash Flows--Six Months Ended
                     June 30, 1997 and 1996                                 6

                     Notes to Consolidated Condensed Financial
                     Statements                                             7

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                            11

Part II.    Other Information

            Item 4.  Submission of Matters to a Vote of Security Holders   16

            Item 5.  Other Information                                     17

            Item 6.  Exhibits and Reports on Form 8-K                      18

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

                                   ASSETS
                                   ------

                                                    June 30,     December 31,
                                                      1997           1996
                                                   ----------    -------------
                                                   (Unaudited)
HOUSING:
   Cash (including restricted funds) .........     $   17,282    $    8,786
   Receivables, net ..........................         62,874        28,028
   Single-Family Housing Inventories .........        732,892       709,344
   Option Deposits on Real Estate ............         80,093        70,688
   Other Assets ..............................         52,742        49,036
                                                   ----------    ----------
                                                      945,883       865,882
                                                   ----------    ----------

FINANCIAL SERVICES:
   Cash (including restricted funds) .........          5,299         4,463
   Residential Mortgage Loans ................         70,001        63,656
   Other Assets ..............................          7,888        13,410
                                                   ----------    ----------
                                                       83,188        81,529
                                                   ----------    ----------

                                                   $1,029,071    $  947,411
                                                   ==========    ==========

    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                   -------------------------------------
               (Dollars in Thousands, Except Per Share Data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                     June 30,     December 31,
                                                       1997           1996
                                                    -----------   ------------
   HOUSING:                                         (Unaudited)
     Accounts Payable                               $   102,211      $ 96,594
     Accrued Expenses and Other Current
       Liabilities                                       57,138        50,972
     Revolving Credit Facility                           40,000           -
     Senior and Convertible Subordinated Debt
       and Notes Payable                                373,851       362,887
                                                     ----------      --------
                                                        573,200       510,453
                                                     ----------      --------
   FINANCIAL SERVICES:
     Accrued Expenses and Other Current
       Liabilities                                       32,177        20,854
     Revolving Credit Facility                           32,158        42,414
                                                     ----------      --------
                                                         64,335        63,268
                                                     ----------      --------

       Total Liabilities                                637,535       573,721
                                                     ----------      --------

   STOCKHOLDERS' EQUITY:
     Convertible Preferred Stock,
       $25 per share redemption value,
       authorized 84,343 shares at
       June 30,  1997 and  202,206
       shares at December 31,  1996,
       none outstanding at June 30, 1997
       and 117,863 shares at
       December 31, 1996                                    -           2,947
     Common Stock, $.01 par value, authorized
       50,000,000 shares, outstanding
       11,582,346 shares at June 30, 1997 and
       11,452,290 shares at December 31, 1996               116           114
     Capital In Excess of Par Value                     356,919       353,830
     Retained Earnings                                   39,997        18,821
     Unearned Compensation on Restricted
       Stock                                             (1,917)       (2,022)
                                                     ----------      --------
                                                        395,115       373,690
     Less Treasury Stock, at cost, 136,283
       shares of common stock at June 30, 1997           (3,579)           -
                                                     ----------        ------
       Total Stockholders' Equity                       391,536       373,690
                                                     ----------      --------
                                                     $1,029,071      $947,411
                                                     ==========      ========
    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              -----------------------------------------------
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)


                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                              --------------------   ---------------------
                                                1997       1996        1997      1996
                                               --------   --------   --------  ---------
HOUSING:
  Operating Revenues .......................   $334,011   $288,428   $644,659   $556,335
                                               --------   --------   --------   --------
  Operating Costs and Expenses -
    Cost of products sold ..................    275,641    235,563    531,221    453,913
    Selling, general and administrative ....     31,203     28,090     60,890     54,742
    Interest ...............................      8,902      7,427     16,782     14,056
                                               --------   --------   --------   --------
                                                315,746    271,080    608,893    522,711
                                               --------   --------   --------   --------
  Housing Operating Income .................     18,265     17,348     35,766     33,624
                                               --------   --------   --------   --------

FINANCIAL SERVICES:
  Operating Revenues .......................      6,530      4,808     11,915      9,663
  General, Administrative and Other Expenses      4,190      3,337      8,065      7,038
                                               --------   --------   --------   --------
  Financial Services Operating Income ......      2,340      1,471      3,850      2,625
                                               --------   --------   --------   --------

CORPORATE GENERAL AND ADMINISTRATIVE .......      3,092      2,993      6,003      5,747
                                               --------   --------   --------   --------

INCOME BEFORE INCOME TAXES .................     17,513     15,826     33,613     30,502

PROVISION FOR INCOME TAXES .................      6,480      5,776     12,437     11,133
                                               --------   --------   --------   --------

NET INCOME .................................   $ 11,033   $ 10,050   $ 21,176   $ 19,369
                                               ========   ========   ========   ========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Primary ................................   $    .92   $    .84   $   1.75   $   1.61
                                               ========   ========   ========   ========
    Fully diluted ..........................   $    .81   $    .75   $   1.56   $   1.44
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

                                                         Six Months Ended
                                                            June 30,
                                                      -----------------------
                                                         1997         1996
                                                      ---------     ---------
Net Cash Used by Operating Activities ......          $(18,685)     $(39,188)
                                                      --------      --------

Net Cash Flows From Investing Activities:
  Increase in restricted cash ..............           (11,337)         (474)
  Proceeds from investments in mortgages ...             5,046         1,055
  Purchase of property, plant and equipment,
    net of disposals .......................            (1,506)         (985)
  Other ....................................                51          (414)
                                                      --------      --------
  Net cash used by investing activities ....            (7,746)         (818)
                                                      --------      --------

Net Cash Flows From Financing Activities:
  Proceeds from revolving credit facilities,
    net of repayments ......................            29,744       (22,083)
  Net proceeds from sale of 7.95% senior
    notes ..................................              --          73,406
  Repayment of notes and mortgage notes
    payables ...............................            (2,587)       (8,583)
  Repurchase of common stock and
    Class B warrants .......................            (2,529)         --
  Redemption of convertible preferred stock               (203)         --
                                                      --------      --------
  Net cash provided by financing activities             24,425        42,740
                                                      --------      --------
Net Increase (Decrease) in Cash ............            (2,006)        2,734
Cash At Beginning of Period ................             8,138         6,228
                                                      --------      --------
Cash At End of Period ......................          $  6,132      $  8,962
                                                      ========      ========

Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing ................................          $ 17,073      $ 14,339
    Financial Services .....................               666           802
                                                      --------      --------
                                                      $ 17,739      $ 15,141
                                                      ========      ========
  Income taxes paid ........................          $ 15,023      $  5,179
                                                      ========      ========

      The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            ----------------------------------------------------
                               June 30, 1997
                               -------------
                           (Dollars in Thousands)
                                (Unaudited)

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

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996 and its results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.

        Because of the seasonal nature of the Company's business, the results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

(2)  INVENTORIES

        The components of single-family housing inventories are as follows:

                                                   June 30,     December 31,
                                                     1997           1996
                                                   --------     ------------
        Housing completed and under construction   $278,594       $280,390
        Models .................................     82,135         74,167
        Finished lots ..........................    147,311        147,893
        Land under development .................     65,739         59,840
        Land held for development or sale ......    159,113        147,054
                                                   --------       --------
                                                   $732,892       $709,344
                                                   ========       ========

(3) REVOLVING CREDIT FACILITIES, SENIOR AND CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

        Housing -

        Revolving credit facility, senior and convertible subordinated debt and notes payable consist of the following:

                                                  June 30,     December 31,
                                                    1997           1996
                                                ----------     -------------
           Revolving credit facility ......      $ 40,000         $   -
                                                 --------         --------

           7.95% Senior notes due 2001 ....        75,000           75,000
           9.75% Senior notes due 2003 ....       200,000          200,000
           4.875% Convertible subordinated
             debentures due 2005 ..........        80,000           80,000
           Notes and mortgage notes payable        18,851            7,887
                                                 --------         --------
                                                  373,851          362,887
                                                 --------         --------
                                                 $413,851         $362,887
                                                 ========         ========

        The Company has an unsecured revolving credit facility (the "Credit Facility"), which was amended and restated on May 28, 1997, with a group of banks. The Credit Facility provides for borrowings up to $130,000, of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. Upon approval of the agent bank, the borrowings under the Credit Facility may be increased, in multiples of $10,000, to a maximum of $180,000, either by having additional banks (which have been approved by the Company) become lenders or by having one or more of the existing banks, with the approval of the Company, increase the amount of their commitment. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivable less the outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At June 30, 1997, $84,185 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate or the rate announced by the agent bank. The Credit Facility expires on May 31, 2001, but may be extended annually beginning in 1999 for successive one-year periods with the consent of the banks, and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

        During 1997, the Company purchased land in one transaction for approximately $15,654, of which $13,151 was financed by the seller. The financed portion of this purchase was treated as a non-cash transaction for purposes of the consolidated condensed statements of cash flows.

        Financial Services -

        The Company's  mortgage  banking  subsidiary,   U.S.  Home  Mortgage
        Corporation ("Mortgage"), may borrow up to $65,000 under a revolving line of credit, as amended, (the "Mortgage Credit Facility") secured by residential mortgage loans and mortgage notes receivable. The Mortgage Credit Facility is not guaranteed by the Company, matures on August 31, 1997 and bears interest at a premium over the London Interbank Offered Rate. The Mortgage Credit Facility has been in place since 1992 and has been renewed on various terms and conditions on an annual basis and the Company expects it to be extended or replaced by a credit facility similar to its present terms and conditions. However, there can be no assurance that the Mortgage Credit Facility will be extended or replaced.

(4)  INTEREST

        A summary of housing interest for the three and six month periods ended June 30, 1997 and 1996 follows:
                                                          Three Month Period
                                                          ------------------
                                                           1997        1996
                                                        ---------    --------
        Capitalized at beginning of period ........      $ 59,239    $ 61,184
        Capitalized ...............................         8,980       8,388
        Previously capitalized interest included in
          interest expense ........................        (8,902)     (7,427)
        Other .....................................            79          20
                                                         --------    --------
        Capitalized at end of period ..............      $ 59,396    $ 62,165
                                                         ========    ========

                                                           Six Month Period
                                                           ----------------
                                                           1997         1996
                                                        ---------    --------
        Capitalized at beginning of period ........      $ 58,566    $ 59,898
        Capitalized ...............................        17,555      16,327
        Previously capitalized interest included in
          interest expense ........................       (16,782)    (14,056)
        Other .....................................            57          (4)
                                                         --------    --------
        Capitalized at end of period ..............      $ 59,396    $ 62,165
                                                         ========    ========

       Interest expense relating to financial services for the three and six month periods ended June 30, 1997 and 1996, which is included in "general, administrative and other expenses" in the accompanying consolidated condensed statements of operations, follows:

                                                      1997          1996
                                                   --------       -------
             Three month period                      $  354        $  364
             Six month period                           663           825

(5)  INCOME PER SHARE

        The  following   weighted  average  number  of  common  and  common
        equivalent shares was used to compute income per share for the three and six month periods ended June 30, 1997 and 1996:

                              Three Month Period          Six Month Period
                              -------------------       ------------------
                               1997          1996       1997          1996
                            ----------   ----------   ----------   ----------
           Primary          12,057,084   12,009,926   12,098,394   12,067,432
           Fully diluted    14,368,092   14,263,447   14,384,546   14,320,953

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

       During April 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of outstanding common stock or Class B warrants, in the aggregate, from time to time in the open market and/or in private transactions as market conditions permit. The program is being initiated as a systematic and rational approach to avoid the future dilutive impact from the exercise of the outstanding Class B warrants that expire on June 21, 1998. In addition to the open market repurchase of common stock and Class B warrants, the Board of Directors authorized an odd lot repurchase program for holders of less than 100 shares of the Company's common stock. Through June 30, 1997, the Company had repurchased 136,283 shares of common stock (including 48,283 odd lot shares) and 8,100 Class B warrants for aggregate purchase prices of $3,579 and $60, respectively. The cost of the repurchased shares has been included in "Treasury Stock" and the cost of the repurchased warrants has been deducted from "Capital in Excess of Par Value" in the accompanying consolidated condensed balance sheets.

(6)  NEW PRONOUNCEMENT

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting
       Comprehensive  Income  ("SFAS  No.  130").  For  the  Company,  SFAS
       No. 130 will be effective for the year beginning January 1, 1998. SFAS No. 130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders.

       The Company has not completed its analysis of the impact of this new pronouncement; however, based on its preliminary review, the Company believes the implementation of the provisions of SFAS No. 130 will not affect its current financial reporting because the Company has not had any comprehensive income other than net income.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

                                  Housing
                                  -------

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                    -------------------   -------------------
                                     1997        1996       1997       1996
                                    --------   --------   --------   --------
Revenues -
   Single-family homes ..........   $329,697   $285,833   $638,510   $550,558
   Land and other ...............      4,314      2,595      6,149      5,777
                                    --------   --------   --------   --------
     Total ......................   $334,011   $288,428   $644,659   $556,335
                                    ========   ========   ========   ========

Single-family homes -
   Gross margin amount ..........   $ 58,154   $ 52,362   $112,979   $101,259
   Gross margin percentage ......       17.6%      18.3%      17.7%      18.4%
   Units delivered ..............      1,930      1,722      3,799      3,365
   Average sales price ..........   $170,800   $166,000   $168,100   $163,600
   New orders taken .............      1,923      1,779      4,663      4,478
   Backlog at end of period .....      3,902      3,844

Selling, general and
   administrative expenses as a
   percentage of housing revenues        9.3%       9.7%       9.4%       9.8%

Interest -
   Paid or accrued ..............   $  8,980   $  8,388   $ 17,555   $ 16,327
   Percentage capitalized .......      100.0%     100.0%     100.0%     100.0%
   Previously capitalized
     interest included in
     interest expense ...........   $  8,902   $  7,427   $ 16,782   $ 14,056
   Percentage of housing revenues        2.7%       2.6%       2.6%       2.5%

Revenues and Sales -
--------------------

Revenues from sales of single-family homes for the three and six month periods ended June 30, 1997 increased 15% and 16% compared to the three and six month periods ended June 30, 1996. The increases resulted from 12% and 13% increases in the number of housing units delivered and 3% increases in the average sales price for both periods.

New orders taken for the three and six month periods ended June 30, 1997 increased 8% and 4% compared to the same periods in 1996. See Part II, "Item 5 - Other Information" on page 17 for a table of unit activity by market for the three and six month periods ended June 30, 1997 and 1996.

Gross Margins -
---------------

The decreases in the gross margin percentages for the three and six month periods ended June 30, 1997 from the same periods in 1996 were primarily attributable to increased use of sales price incentives caused by a more competitive housing environment.

In June 1997, the Company decided to withdraw from the Indianapolis housing market because an acceptable level of operations had not been achieved and recorded a $1.0 million provision for the write-down of certain Indianapolis housing, land and marketing assets to their fair value. The gross margins for the three and six month periods ended June 30, 1997 in the table on page 11 exclude the effect of the provision provided for this market withdrawal. Gross margin percentages including the provision were 17.4% and 17.6% for the three and six month periods ended June 30, 1997.

While gross margins remained under pressure in the first six months of 1997, margins on housing units delivered during the second quarter showed improvement. The Company expects that the operating margins in the third and fourth quarters of 1997 will exceed those in the first half of the year. However, there can be no assurance margins will continue to improve because they may be adversely affected by future events, including a change in the competitive housing environment and increases in construction labor and material costs.

Selling, General and Administrative Expenses -
----------------------------------------------

As a percentage of housing revenues, selling, general and administrative expenses for the three and six month periods ended June 30, 1997 decreased when compared to the same periods in 1996. Actual selling, general and administrative expenses for the three and six month periods ended June 30, 1997 increased $3.1 million and $6.1 million when compared to the same periods in 1996. These increases were attributable to increases in volume-related expenses resulting from the increases in deliveries in 1997 when compared to 1996 and increases in other selling, general and administrative expenses resulting from increased activities.

Interest -
----------

Interest paid or accrued for the three and six month periods ended June 30, 1997 increased approximately 7% and 8% compared to the same periods in 1996. The increase in the three month period ended June 30, 1997 was primarily due to increased borrowings under the Company's unsecured revolving credit facility ("Credit Facility"), while the increase in the six month period ended June 30, 1997 was primarily due to increased borrowings under the Credit Facility and the sale of the Company's 7.95% senior notes in February 1996.

The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any period is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Capitalized interest amounts charged to interest expense in the three and six month periods ended June 30, 1997 were greater than the same periods in 1996 primarily due to the increases in the number of housing units delivered and higher average debt levels, offset in part by increases in the amount of housing assets qualifying for interest capitalization.

                             Financial Services
                             ------------------

Revenues -
----------

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):
                                         Three Months         Six Months
                                            Ended               Ended
                                           June 30,            June 30,
                                     ------------------  ------------------
                                      1997        1996    1997       1996
                                     --------   -------  -------   --------
 U.S. Home Mortgage Corporation and
   Subsidiary                         $ 5,569   $ 3,993  $ 9,956   $ 7,827

 Other financial services operations      961       815    1,959     1,836
                                      -------   -------  -------   -------
                                      $ 6,530   $ 4,808  $11,915   $ 9,663
                                      =======   =======  =======   =======

Approximately 82% and 81% of the housing units delivered by the Company in the three and six month periods ended June 30, 1997 and 84% delivered by the Company in both the three and six month periods ended June 30, 1996 were purchased using mortgage financing. Of the total housing units financed, 77% and 72% were financed by U.S. Home Mortgage Corporation
("Mortgage") for the three and six month periods ended June 30, 1997 compared to 60% and 61% for the three and six month periods ended June 30, 1996.

The increases in Mortgage's revenues for the three and six month periods ended June 30, 1997 when compared to the three and six month periods ended June 30, 1996 were primarily due to the increase in mortgage loan originations and income from the sale of mortgage loans and servicing rights.

                                   Other
                                   -----

Corporate General and Administrative -
--------------------------------------

Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .9% for both the three and six month periods ended June 30, 1997 and were 1.0% for both the three and six month periods ended June 30, 1996. Actual corporate general and administrative expenses for the three and six month periods ended June 30, 1997 were $3.1 million and $6.0 million, compared to $3.0 million and $5.7 million for the three and six month periods ended June 30, 1996. The increases in 1997 over 1996 were primarily due to increased payroll costs.

Financial Condition and Liquidity
---------------------------------

                                  Housing
                                  -------

The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities, including the Credit Facility.

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

The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Credit Facility. The Credit Facility (and previous credit facilities) have enabled the Company to meet peak operating needs. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the six month periods ended June 30, 1997 and 1996 is summarized below (dollars in thousands):

                                              1997            1996
                                           ---------        ---------
      Net cash provided (used) by:
        Operating activities ........      $(28,194)        $(39,655)
        Investing activities ........       (12,417)          (1,956)
        Financing activities ........        34,681           48,823
                                           --------         --------
      Net increase (decrease) in cash      $ (5,930)        $  7,212
                                           ========         ========

Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Cash flows from housing operating activities for 1997 used less cash than 1996 primarily due to increased profitability and a decrease in construction and land asset activities, offset in part by the timing of payments related to these activities and an increase in housing proceeds receivables.

Cash flow from investing activities for 1997 used more cash than 1996 primarily due to an increase of $11.3 million in restricted cash, of which $11.0 million was an escrow deposit for the purchase of land for a retirement and active-adult community which closed in July 1997.

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

Financial services operating activities are affected primarily by Mortgage's loan originations which result in the sale of mortgage loans and related servicing rights to third party investors. Cash flows from financial services operating activities are also affected by the timing of the sales of loans and servicing rights which generally are sold to investors within 30 days after homes are delivered. In this regard, cash flows from financial services operating activities for 1997 provided more cash compared to 1996 primarily due to increased profitability and the timing of payments related to Mortgage's origination activities.

The Company finances its financial services operations primarily from internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights, and short-term debt. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of a $65 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on August 31, 1997. While the Mortgage Credit Facility contains numerous convenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these convenants are not anticipated to significantly limit Mortgage's operations.

The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that the internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

Part II.  OTHER INFORMATION
          -----------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of stockholders of the Company was held on April 23, 1997. The following persons were re-elected to the Company's Board of Directors to hold office until the annual meeting of stockholders in 1998 and until their respective successors are duly elected and qualified:

                 Director                      In Favor             Withheld
           ----------------------             ----------           ---------
           Glen Adams                         8,650,716               63,302
           Steven G. Gerard                   8,677,385               36,633
           Kenneth J. Hanau, Jr.              8,676,279               37,739
           Isaac Heimbinder                   8,677,173               36,845
           Malcolm T. Hopkins                 8,676,859               37,159
           Jack L. McDonald                   8,677,097               36,921
           Charles A. McKee                   7,633,154            1,080,864
           George A. Poole, Jr.               8,658,528               55,490
           Herve Repault                      8,677,275               36,743
           James W. Sight                     8,676,936               37,082
           Robert J. Strudler                 8,676,729               37,289


         Additional items voted upon by the Company's stockholders at the meeting were:

         (a)   the Company's 1997 Employees' Stock Option Plan; and

         (b) the ratification of the appointment of Arthur Andersen LLP, independent public accountants, to examine the Company's financial statements for 1997.

         The votes of the Company's stockholders on these items were as follows:

                                                                  Broker
           Item      In Favor      Opposed        Abstained      Non-Vote
           ----     ---------      -------       ----------     ---------
           (a)      8,365,060      332,536           16,422          -
           (b)      8,678,648       28,185            7,185          -

Item 5.  Other Information
         -----------------

     Additional Operating Data -

        The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three and six month periods ended June 30, 1997 and 1996:

              States                 New Orders          Deliveries
         --------------------      --------------      --------------
                                   1997      1996      1997      1996
                                   ----      ----      ----      ----
         Three Month Period -
         Arizona .........          225       224       193       243
         California ......          150       157       167       119
         Colorado ........          215       207       395       294
         Florida .........          603       481       578       493
         Indiana/Ohio ....           34        48        40        28
         Maryland/Virginia           99       129        87        80
         Minnesota .......          136        88        75        81
         Nevada ..........           70       103        97       109
         New Jersey ......          120       100        85       111
         Texas ...........          271       242       213       164
                                  -----     -----     -----     -----
                                  1,923     1,779     1,930     1,722
                                  =====     =====     =====     =====

              States                 New Orders          Deliveries           Backlog
         ------------------       ---------------     ---------------     ---------------
                                   1997      1996      1997      1996      1997      1996
                                   ----      ----      ----      ----      ----      ----
         Six Month Period -
         Arizona .......            476       494       400       516       345       363
         California ....            347       317       281       231       215       197
         Colorado ......            753       817       739       556       655       723
         Florida .......          1,554     1,328     1,199     1,062     1,388     1,252
         Indiana/Ohio ..             78       125        85        60        77       127
         Maryland/Virginia          215       237       162       153       153       197
         Minnesota .....            239       191       122       145       224       165
         Nevada ........            178       238       192       187       120       170
         New Jersey ....            251       271       203       171       227       283
         Texas .........            572       460       416       284       498       367
                                  -----     -----     -----     -----     -----     -----
                                  4,663     4,478     3,799     3,365     3,902     3,844
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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits

          Exhibit 10.1 - Amended and Restated Credit Agreement, dated as of May 28, 1997, between U.S. Home
                         Corporation and The First National Bank of
                         Chicago, as Agent

          Exhibit 10.2 - Fourth Amendment to First Amended and Restated
                         Warehousing Credit and Security Agreement (single family mortgage loans), dated as of June 25, 1997 between U.S. Home Mortgage Corporation and Residential Funding Corporation

          Exhibit 11   - Computation of Income Per Common Share

          Exhibit 27   - Financial Data Schedule

    (b)   Reports on Form 8-K

          No Current Report on Form 8-K was filed by the Company during April, May or June 1997.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. HOME CORPORATION

Date:  August 4, 1997                    /s/ Isaac Heimbinder
                                         --------------------
                                         Isaac Heimbinder
                                         President, Co-Chief Executive
                                         Officer and Chief Operating
                                         Officer



Date:  August 4, 1997                    /s/ Chester P. Sadowski
                                         -----------------------
                                         Chester P. Sadowski
                                         Vice President, Controller
                                         and Chief Accounting Officer

                             INDEX OF EXHIBITS


                                                                  Sequential
Exhibit                                                            Numbered
Number                                                               Page
------                                                            -----------

10.1    Amended and Restated Credit Agreement, dated as of
        May 28, 1997, between U.S. Home Corporation and
        The First National Bank of Chicago, as Agent                  24

10.2    Fourth Amendment to First Amended and Restated
        Warehousing Credit and Security Agreement (single
        family mortgage loans), dated as of June 25, 1997
        between U.S. Home Mortgage Corporation and
        Residential Funding Corporation                              158

11      Computation of Income Per Common Share                       164

27      Financial Data Schedule                                      166