Form 10-Q
period 1997-09-30
U S HOME CORP /DE/
filed 1997-11-12
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

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

            Class                         Outstanding at October 31, 1997
Common stock, $.01 par value                     11,901,248 shares

                           U.S. HOME CORPORATION
                           ---------------------

                                   INDEX
                                   -----

                                                                         Page
                                                                        Number
                                                                        ------
Part I.     Financial Information

            Item 1. Financial Statements

                    Consolidated Condensed Balance Sheets--
                    September 30, 1997 and December 31, 1996                3

                    Consolidated Condensed Statements of
                    Operations--Three and Nine Months Ended
                    September 30, 1997 and 1996                             5

                    Consolidated Condensed Statements of
                    Cash Flows--Nine Months Ended
                    September 30, 1997 and 1996                             6

                    Notes to Consolidated Condensed Financial
                    Statements                                              7

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                             13

Part II.    Other Information

            Item 2. Changes in Securities                                  18

            Item 4. Submission of Matters to a Vote of
                     Security Holders                                      18

            Item 5. Other Information                                      18

            Item 6. Exhibits and Reports on Form 8-K                       20

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

                                   ASSETS
                                   ------

                                                   September 30,  December 31,
                                                       1997           1996
                                                   -------------  ------------
                                                    (Unaudited)
HOUSING:
   Cash (including restricted funds) ...........     $    5,498     $    8,786
   Receivables, net ............................         55,005         28,028
   Single-Family Housing Inventories ...........        764,252        709,344
   Option Deposits on Real Estate ..............         81,041         70,688
   Other Assets ................................         52,473         49,036
                                                     ----------     ----------
                                                        958,269        865,882
                                                     ----------     ----------

FINANCIAL SERVICES:
   Cash (including restricted funds) ...........          5,357          4,463
   Residential Mortgage Loans ..................         75,453         63,656
   Other Assets ................................          8,475         13,410
                                                     ----------     ----------
                                                         89,285         81,529
                                                     ----------     ----------

                                                     $1,047,554     $  947,411
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

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                   September 30,  December 31,
                                                       1997           1996
                                                  --------------  ------------
HOUSING:                                         (Unaudited)
  Accounts Payable ...........................    $   105,007     $    96,594
  Accrued Expenses and Other Current
    Liabilities ..............................         57,017          50,972
  Revolving Credit Facility ..................         14,000            --
  Senior, Senior Subordinated and Convertible
    Subordinated Debt and Notes Payable ......        396,936         362,887
                                                  -----------     -----------
                                                      572,960         510,453
                                                  -----------     -----------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current
    Liabilities ..............................         30,348          20,854
  Revolving Credit Facility ..................         37,955          42,414
                                                  -----------     -----------
                                                       68,303          63,268
                                                  -----------     -----------

    Total Liabilities ........................        641,263         573,721
                                                  -----------     -----------

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock,
    $25 per share redemption value,
    authorized 84,343 shares at
    September 30, 1997 and 202,206
    shares at December 31, 1996,
    none outstanding at September 30,
    1997 and 117,863 shares at
    December 31, 1996 ........................           --             2,947
  Common Stock, $.01 par value, authorized
    50,000,000 shares, outstanding 11,896,246
    shares at September 30, 1997 and
    11,452,290 shares at December 31, 1996 ...            119             114
  Capital In Excess of Par Value .............        367,810         353,830
  Retained Earnings ..........................         44,375          18,821
  Unearned Compensation on Restricted
    Stock ....................................         (1,844)         (2,022)
                                                  -----------     -----------
                                                      410,460         373,690
  Less Treasury Stock, at cost, 157,743 shares
    of common stock at September 30, 1997 ....         (4,169)          --
                                                  -----------     -----------

    Total Stockholders' Equity ...............        406,291         373,690
                                                  -----------     -----------
                                                  $ 1,047,554     $   947,411
                                                  ===========     ===========

     The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              -----------------------------------------------
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)

                                                Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                               ----------------------   ----------------------
                                                1997           1996        1997        1996
                                               ---------    ---------   ---------    ---------
HOUSING:
  Operating Revenues .......................   $ 330,379    $ 312,275   $ 975,038    $ 868,610
                                               ---------    ---------   ---------    ---------
  Operating Costs and Expenses -
    Cost of products sold ..................     269,314      253,756     800,535      707,669
    Selling, general and administrative ....      31,818       29,868      92,708       84,610
    Interest ...............................       8,449        8,007      25,231       22,063
                                               ---------    ---------   ---------    ---------
                                                 309,581      291,631     918,474      814,342
                                               ---------    ---------   ---------    ---------
  Housing Operating Income .................      20,798       20,644      56,564       54,268
                                               ---------    ---------   ---------    ---------

FINANCIAL SERVICES:
  Operating Revenues .......................       6,888        5,397      18,803       15,060
  General, Administrative and Other Expenses       4,455        3,970      12,520       11,008
                                               ---------    ---------   ---------    ---------
  Financial Services Operating Income ......       2,433        1,427       6,283        4,052
                                               ---------    ---------   ---------    ---------

CORPORATE GENERAL AND ADMINISTRATIVE .......       2,553        2,945       8,556        8,692
                                               ---------    ---------   ---------    ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS .....................................      20,678       19,126      54,291       49,628

PROVISION FOR INCOME TAXES .................       7,650        6,981      20,087       18,114
                                               ---------    ---------   ---------    ---------

INCOME BEFORE EXTRAORDINARY LOSS ...........      13,028       12,145      34,204       31,514

EXTRAORDINARY LOSS FROM EARLY RETIREMENT OF
  DEBT, NET OF INCOME TAX BENEFIT OF $5,080        8,650         --         8,650         --
                                               ---------    ---------   ---------    ---------

NET INCOME .................................   $   4,378    $  12,145   $  25,554    $  31,514
                                               =========    =========   =========    =========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Primary -
      Income before extraordinary loss .....   $    1.04    $    1.03   $    2.79    $    2.63
      Extraordinary loss ...................   $    (.69)   $    --     $    (.71)   $    --
      Net income ...........................   $     .35    $    1.03   $    2.08    $    2.63
    Fully diluted -
      Income before extraordinary loss .....   $     .93    $     .91   $    2.41    $    2.34
      Extraordinary loss ...................   $    (.59)   $    --     $    (.58)   $    --
      Net income ...........................   $     .34    $     .91   $    1.83    $    2.34

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

                                                        Nine Months Ended
                                                          September 30,
                                                     ----------------------
                                                        1997         1996
                                                     ---------    ---------
Net Cash Used by Operating Activities ............   $ (37,706)   $ (39,051)
                                                     ---------    ---------

Net Cash Flows From Investing Activities:
  Decrease (increase) in restricted cash .........        (256)         179
  Principal collections on investments in
    mortgage loans ...............................       4,697        1,543
  Purchase of property, plant and equipment,
    net of disposals .............................      (2,080)      (2,120)
  Other ..........................................          85         (405)
                                                     ---------    ---------
  Net cash provided (used) by investing activities       2,446         (803)
                                                     ---------    ---------

Net Cash Flows From Financing Activities:
  Proceeds from revolving credit facilities,
    net of repayments ............................       9,541      (14,985)
  Net proceeds from sale of senior and
    senior subordinated notes ....................     220,937       73,406
  Purchase of senior notes and convertible
    subordinated debentures ......................    (188,444)        --
  Repayment of notes and mortgage notes payable ..      (5,110)     (11,149)
  Repurchase of common stock and
    Class B warrants .............................      (4,229)        --
  Other ..........................................         (85)        --
                                                     ---------    ---------
  Net cash provided by financing activities ......      32,610       47,272
                                                     ---------    ---------
Net Increase (Decrease) in Cash ..................      (2,650)       7,418
Cash At Beginning of Period ......................       8,138        6,228
                                                     ---------    ---------
Cash At End of Period ............................   $   5,488    $  13,646
                                                     =========    =========

Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing ......................................   $  26,471    $  18,656
    Financial Services ...........................       1,066        1,152
                                                     ---------    ---------
                                                     $  27,537    $  19,808
                                                     =========    =========
  Income taxes paid ..............................   $  21,102    $   9,589
                                                     =========    =========

         The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            ----------------------------------------------------
                             September 30, 1997
                             ------------------
                           (Dollars in Thousands)
                                (Unaudited)

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

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996 and its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.

        Because of the seasonal nature of the Company's business, the results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

(2)  INVENTORIES

        The components of single-family housing inventories are as follows:

                                                   September 30,  December 31,
                                                       1997          1996
                                                   ------------   -----------
        Housing completed and under construction    $ 294,821       $ 280,390
        Models                                         80,287          74,167
        Finished lots                                 147,459         147,893
        Land under development                         54,606          59,840
        Land held for development or sale             187,079         147,054
                                                    ---------       ---------
                                                    $ 764,252       $ 709,344
                                                    =========       =========

(3) REVOLVING CREDIT FACILITIES, SENIOR, SENIOR SUBORDINATED AND CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

        Housing -

        Revolving  credit  facility,   senior,   senior   subordinated  and
        convertible subordinated debt and notes payable consist of the following:

                                                  September 30,   December 31,
                                                  -------------   ------------
                                                      1997           1996
           Revolving credit facility              $    14,000      $      -
                                                  -----------      ----------

           7.95% Senior notes due 2001                 75,000          75,000
           9.75% Senior notes due 2003                 79,703         200,000
           8.25% Senior notes due 2004                100,000             -
           8.88% Senior subordinated notes due 2007   125,000             -
           4.875% Convertible subordinated
             debentures due 2005                          -            80,000
           Notes and mortgage notes payable            17,233           7,887
                                                    ---------       ---------
                                                      396,936         362,887
                                                    ---------       ---------
                                                    $ 410,936       $ 362,887
                                                    =========       ==========

        The Company has an unsecured revolving credit facility (the "Credit Facility") with a group of banks. In October 1997, the maximum amount which the Company may borrow under the Credit Facility was increased from $130,000 to $180,000, of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivable less the outstanding senior debt borrowings (as defined), including amounts outstanding under the

        Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At September 30, 1997, $110,396 of the Credit Facility commitment ($160,396 after giving effect to the increase in the commitment to $180,000) was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the rate announced by the agent bank. The Credit Facility expires on May 31, 2001, but may be extended annually beginning in 1999 for successive one-year periods with the consent of the banks, and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

        From time to time, the Company may utilize interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. Counterparties to these agreements are major financial institutions. The Company believes that credit loss from counterparty non-performance is remote. At September 30, 1997, the Company had an interest rate swap agreement outstanding with a notional amount of $50,000 which will mature in 2000 and effectively fixed the interest rate on a portion of its Credit Facility borrowings. While the outstanding balance of the Credit Facility may fluctuate, the Company anticipates that the average balance of the borrowings in future periods will generally be in excess of the notional amount.

        In August 1997, the Company completed the sale of $100,000 principal amount of its 8.25% senior notes due 2004 (the "2004 Senior Notes") and $125,000 principal amount of its 8.88% senior subordinated notes due 2007 (the "Senior Subordinated Notes") for the purpose of raising funds to redeem its 4.875% convertible subordinated debentures due 2005 (the "Debentures") and purchase its 9.75% senior notes due 2003 (the "2003 Senior Notes"). Interest on the 2004 Senior Notes and Senior Subordinated Notes is payable on February 15 and August 15 of each year, commencing on February 15, 1998. On or after August 15, 2002, the Senior Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 104.44% (during the 12-month period beginning August 15, 2002) to 100% (on or after August 15, 2005) of the principal amount thereof, together with accrued and unpaid interest. Upon a change of control of the Company, holders of the 2004 Senior Notes and the Senior Subordinated Notes will have the right to require the Company to redeem their notes at a price of 101% of the principal amount thereof, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available at the time of a change of control to make any required repurchases. The indentures relating to the 2004 Senior Notes and Senior Subordinated Notes contain numerous covenants, including a minimum tangible net worth requirement and a limitation on the incurrence of additional debt.

        In August 1997, pursuant to a tender offer, the Company offered to purchase any and all of the $200,000 principal amount of its 2003 Senior Notes. In September 1997, the Company purchased $110,480 principal amount of the 2003 Senior Notes pursuant to the tender offer and, subsequent to the expiration of the tender offer, purchased in an open market transaction $9,817 principal amount of the 2003 Senior Notes. Also in September 1997, the Company redeemed $69,248 principal amount of the Debentures, and $10,752 principal amount of the Debentures was converted, prior to the redemption date, into 302,866 shares of the Company's common stock. The early retirement of the 2003 Senior Notes and redemption of the Debentures resulted in an extraordinary loss of $8,650, net of income tax benefit of $5,080. In connection with the purchase of the 2003 Senior Notes pursuant to the tender offer, the indenture for the 2003 Senior Notes was amended to eliminate certain restrictive covenants, including the limitation on the incurrence of additional debt, as well as certain events of default.

        During 1997, the Company purchased land in one transaction for approximately $15,654, of which $13,151 was financed by the seller. The financed portion of this purchase was treated as a non-cash transaction for purposes of the consolidated condensed statements of cash flows.

        Financial Services -

        The Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $65,000 under a revolving line of credit (the "Mortgage Credit Facility") secured by residential mortgage loans and mortgage notes receivable. The Mortgage Credit Facility is not guaranteed by the Company, matures on August 31, 1998 and bears interest at a premium over the LIBOR rate.

(4)  INTEREST

        A summary of housing interest for the three and nine month periods ended September 30, 1997 and 1996 follows:

                                                         Three Month Period
                                                         ------------------
                                                          1997          1996
                                                        ---------    --------
        Capitalized at beginning of period              $ 59,396     $ 62,165
        Capitalized                                       10,493        8,526
        Previously capitalized interest included in
          interest expense                                (8,449)      (8,008)
        Other                                                 (4)         (22)
                                                        --------     --------
        Capitalized at end of period                    $ 61,436     $ 62,661
                                                        ========     ========


                                                          Nine Month Period
                                                          -----------------
                                                          1997          1996
                                                        ---------    --------
        Capitalized at beginning of period              $ 58,566     $ 59,898
        Capitalized                                       28,048       24,853
        Previously capitalized interest included in
          interest expense                               (25,231)     (22,064)
        Other                                                 53          (26)
                                                        --------     --------
        Capitalized at end of period                    $ 61,436     $ 62,661
                                                        ========     ========

        Financial services interest expense for the three and nine month periods ended September 30, 1997 and 1996, is included in "general, administrative and other expenses" in the accompanying consolidated condensed statements of operations, as follows:

                                                      1997         1996
                                                    --------      ------
             Three month period                     $  423        $  345
             Nine month period                       1,086         1,170

(5)  INCOME PER SHARE

        The  following   weighted  average  number  of  common  and  common
        equivalent shares was used to compute income per share for the three and nine month periods ended September 30, 1997 and 1996:

                           Three Month Period          Nine Month Period
                           ------------------          -----------------
                           1997          1996          1997         1996
                         ----------    ----------   ----------   ----------
         Primary         12,569,359    11,788,111   12,278,093   11,977,570
         Fully diluted   14,573,584    14,041,632   14,918,868   14,231,091

        The weighted average number of common and common equivalent shares outstanding for primary income per share includes the dilutive effect of the convertible redeemable preferred stock (all of which had been converted to common stock or redeemed as of March 18,
        1997) and Class B warrants and the assumed exercise of stock options. Fully diluted income per share includes the assumed conversion of the Debentures through their redemption and conversion in September 1997.

        During April 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of outstanding common stock or Class B warrants, in the aggregate, from time to time in the open market and/or in private transactions. In addition, the Board of Directors authorized an odd-lot repurchase program for holders of less than 100 shares of the Company's common stock. Through September 30, 1997, the Company had repurchased 157,743 shares of common stock (including 57,343 shares in the odd-lot program) and 8,100 Class B warrants for an aggregate purchase price of $4,229. The cost of the repurchased shares has been included in "Treasury Stock" and the cost of the repurchased warrants has been deducted from "Capital in Excess of Par Value" in the accompanying consolidated condensed balance sheets.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

                                  Housing
                                  -------

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                -------------------       -----------------
                                1997       1996            1997         1996
                              --------   --------        --------   --------
Revenues -
   Single-family homes        $323,707    $308,727        $962,217   $859,285
   Land and other                6,672       3,548          12,821      9,325
                              --------    --------        --------   --------
     Total                    $330,379    $312,275        $975,038   $868,610
                              ========    ========        ========   ========

Single-family homes -
   Gross margin amount        $ 58,670    $ 58,214        $170,899   $159,473
   Gross margin percentage        18.1%       18.9%           17.8%      18.6%
   Units delivered               1,873       1,848           5,672      5,213
   Average sales price        $172,800    $167,100        $169,600   $164,800
   New orders taken              1,882       1,669           6,545      6,147
   Backlog at end of period                                  3,911      3,665

Selling, general and
   administrative expenses
   as a percentage of
   housing revenues                9.6%        9.6%            9.5%       9.7%

Interest -
   Paid or accrued            $ 10,493    $  8,526        $ 28,048   $ 24,853
   Percentage capitalized        100.0%      100.0%          100.0%     100.0%
   Previously capitalized
     interest included in
     interest expense         $  8,449    $  8,008        $ 25,231   $ 22,064
   Percentage of housing
     revenues                      2.6%        2.6%            2.6%       2.5%

Revenues and Sales -
--------------------

Revenues from sales of single-family homes for the three and nine month periods ended September 30, 1997 increased 5% and 12% compared to the three and nine month periods ended September 30, 1996. The increases resulted primarily from a 9% increase in the number of housing units delivered in the nine month period and 3% increases in the average sales price for both periods. The average sales price is impacted by product mix, geographical mix and changing prices on units delivered.

New orders taken for the three and nine month periods ended September 30, 1997 increased 13% and 6% compared to the same periods in 1996. See Part II, "Item 5 - Other Information" on page 19 for a table of unit activity by market for the three and nine month periods ended September 30, 1997 and 1996.

Gross Margins -
---------------

The decreases in the gross margin percentages for the three and nine month periods ended September 30, 1997 from the same periods in 1996 were primarily due to a more competitive housing environment, resulting in the increased use of sales price incentives, the cost of which the Company was not able to offset by increases in the average sales prices.

While gross margins continue to remain under pressure in 1997, margins on housing units delivered during the third quarter showed improvement over the first two quarters of 1997. The Company expects that operating margins in the fourth quarter of 1997 will continue to exceed those in the first half of the year. However, there can be no assurance margins will continue to improve because they may be adversely affected by future events, including a change in the competitive housing environment and increases in construction, labor and material costs.

Selling, General and Administrative Expenses -
----------------------------------------------

As a percentage of housing revenues, selling, general and administrative expenses for the three month period ended September 30, 1997 remained the same when compared to the same period in 1996; however, selling, general and administrative expenses decreased for the nine month period ended September 30, 1997 when compared to the same period in 1996. Actual selling, general and administrative expenses for the three and nine month periods ended September 30, 1997 increased $2.0 million and $8.1 million when compared to the same periods in 1996. These increases were primarily due to increased payroll costs and marketing center expenses resulting from increased activities.

Interest -
----------

Interest paid or accrued for the three and nine month periods ended September 30, 1997 increased approximately 23% and 13% compared to the same periods in 1996. The increases in 1997 were primarily due to increased borrowings under the Company's Credit Facility and the sale of the 2004 Senior Notes and Senior Subordinated Notes in August 1997, offset in part by the redemption and conversion of the Debentures and the purchase of a portion of the 2003 Senior Notes in September 1997.

The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any period is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Capitalized interest amounts charged to interest expense in the three and nine month periods ended September 30, 1997 were greater than the same periods in 1996 primarily due to the increases in the number of housing units delivered and higher average debt levels, offset in part by increases in the amount of housing assets qualifying for interest capitalization.

                             Financial Services
                             ------------------

Revenues -
----------

Revenues for the financial  services segment for the periods indicated were as follows (dollars in thousands):
                                           Three Months       Nine Months
                                              Ended             Ended
                                           September 30,      September 30,
                                         ----------------    -----------------
                                           1997      1996     1997      1996
                                         -------   -------   -------   -------
   U.S. Home Mortgage Corporation and
     Subsidiary                          $ 5,914   $ 4,265   $15,870   $12,092
   Other financial services operations       974     1,132     2,933     2,968
                                         -------   -------   -------   -------
                                         $ 6,888   $ 5,397   $18,803   $15,060
                                         =======   =======   =======   =======

Approximately 81% of the housing units delivered by the Company in both the three and nine month periods ended September 30, 1997 and 83% delivered by the Company in both the three and nine month periods ended September 30, 1996 were purchased using mortgage financing. Of the total housing units financed, 78% and 74% were financed by U.S. Home Mortgage Corporation ("Mortgage") for the three and nine month periods ended September 30, 1997 compared to 58% and 60% for the three and nine month periods ended September 30, 1996.

The increases in Mortgage's revenues for the three and nine month periods ended September 30, 1997 when compared to the three and nine month periods ended September 30, 1996 were primarily due to the increase in mortgage loan originations and income from the sale of mortgage loans and servicing rights.

                                   Other
                                   -----

Corporate General and Administrative -
--------------------------------------

Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .8% and .9% for the three and nine month periods ended September 30, 1997 and were .9% and 1.0% for the three and nine month periods ended September 30, 1996. Actual corporate general and administrative expenses for the three and nine month periods ended September 30, 1997 were $2.6 million and $8.6 million, compared to $2.9 million and $8.7 million for the three and nine month periods ended September 30, 1996.

Income Per Share -
------------------

For the third quarter of 1997, fully diluted earnings per share were based on 14.6 million common shares (the "shares") including the dilutive effect of the weighted average number of shares potentially issuable (i) for the conversion of the Debentures through their redemption on September 10, 1997 (1.74 million shares) and (ii) for the exercise of the Class B warrants (.9 million shares). Fully diluted earnings per share in subsequent quarters compared to the third quarter of 1997 will be impacted by the redemption of the Debentures which eliminated 1.95 million shares, net of shares issued for conversion, from dilution and by the potential dilutive effect, depending upon the price of the Company's common stock, of up to 1.0 million additional shares issuable upon exercise of the Class B warrants, which expire in June 1998.

Financial Condition and Liquidity
---------------------------------

                                  Housing
                                  -------

The Company is significantly affected by the cyclical nature of the homebuilding industry, which is sensitive to fluctuations in economic activity and interest rates and the level of consumer confidence. Sales of new homes are also affected by market conditions for rental properties and by the condition of the resale market for used homes, including foreclosed homes. For example, an oversupply of resale units depresses prices and reduces the margins available on sales of new homes. The sale of new homes and profitability from sales are heavily influenced by the level and expected direction of interest rates. Increases in interest rates tend to have a depressing effect on the market for new homes in view of increased monthly mortgage costs to potential home buyers.

The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities, including the Credit Facility.

During the three month period ended September 30, 1997, the Company completed a refinancing of a substantial portion of its public debt. In August 1997, the Company sold $100 million principal amount of its 2004 Senior Notes and $125 million principal amount of its Senior Subordinated Notes for the purpose of raising funds to redeem its Debentures and purchase its 2003 Senior Notes. In September 1997, the Company redeemed $69.2 million principal amount of its Debentures and purchased $120.3 million principal amount of its 2003 Senior Notes for $198.8 million in the aggregate. Also in September 1997, $10,752 principal amount of the Debentures was converted into 302,866 shares of the Company's common stock. The balance of the 2003 Senior Notes ($79.7 million) are first callable in June 1998. The Company currently intends to redeem these notes, though the Company may purchase such notes in the open market prior to such date. However, there can be no assurance that the Company will make such purchase or redeem such notes. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The refinancing strengthens the Company's capital structure by extending a substantial portion of its public debt maturities which were due in 2003 and 2005 to due dates of 2004 and 2007.

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

The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Credit Facility. The Credit Facility (and previous credit facilities) have enabled the Company to meet peak operating needs. In August 1997, the Company entered into an interest rate swap agreement which has effectively fixed the interest rate on $50 million of its Credit Facility borrowings until August 2000 and in October 1997 the Credit Facility borrowing commitment was increased from $130 million to $180 million. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the nine month periods ended September 30, 1997 and 1996 is summarized below (dollars in thousands):

                                                    1997            1996
                                                  ---------       ---------
          Net cash provided (used) by:
            Operating activities                  $(42,406)       $(40,327)
            Investing activities                    (1,772)         (2,608)
            Financing activities                    37,154          54,257
                                                  --------        --------
          Net increase (decrease) in cash         $ (7,024)       $ 11,322
                                                  ========        ========

Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Cash flows from housing operating activities for 1997 used more cash than 1996 primarily due to an increase in housing proceeds receivables and the timing of payments related to construction and land asset activities, offset in part by a decrease in construction and land asset activities and the increase in the number of housing units delivered.

Cash flow from housing financing activities for 1997 provided cash reflecting the sale of the Company's 2004 Senior Notes and Senior Subordinated Notes and net borrowings under the Credit Facility, offset by the purchase of the Company's 2003 Senior Notes and Debentures and repurchase of common stock and Class B warrants. Cash flow from housing financing activities in 1996 provided cash reflecting the sale of the Company's 7.95% senior notes due 2001, offset primarily by the repayment of outstanding amounts under the Credit Facility.

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

Financial services operating activities are affected primarily by Mortgage's loan originations which result in the sale of mortgage loans and related servicing rights to third party investors. Cash flows from financial services operating activities are also affected by the timing of the sales of loans and servicing rights which generally are sold to investors within 30 days after homes are delivered. In this regard, cash flows from financial services operating activities for 1997 provided more cash compared to 1996 primarily due to increased profitability and the timing of payments related to Mortgage's origination activities, offset in part by an increase in residential mortgage loan receivables.

The Company finances its financial services operations primarily from internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights, and short-term debt. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of a $65 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on August 31, 1998. While the Mortgage Credit Facility contains numerous convenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these convenants are not anticipated to significantly limit Mortgage's operations.

The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that the internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

Item 2.  Changes in Securities and Item 4.  Submission of Matters to a Vote of
         ---------------------              ----------------------------------
         Security Holders
         ----------------

        In connection with the Company's repurchase of greater than a majority of the outstanding principal amount of the 2003 Senior Notes, the Company amended the indenture pursuant to which the Notes were issued. This amendment eliminated many of the restrictive covenants and two events of default from such indenture.

        The indentures relating to the 2004 Senior Notes and Senior Subordinated Notes contain numerous covenants, including a limitation on the declaration of dividends to holders of equity securities.


Item 5.  Other Information
         -----------------

     Additional Operating Data -

        The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three and nine month periods ended September 30, 1997 and 1996:

              States                  New Orders     Deliveries
              ------                  ----------     ----------
                                     1997    1996   1997    1996
                                     ----    ----   ----    ----
         Three Month Period -
         Arizona                      253    192     237    221
         California                   160    113     123    139
         Colorado                     302    329     332    320
         Florida                      588    448     534    520
         Indiana/Ohio                  25     36      32     43
         Maryland/Virginia             88     76      95    102
         Minnesota                     78     60     104     77
         Nevada                        71     64      79     91
         New Jersey                   112    128     135    151
         Texas                        205    223     202    184
                                    -----  -----   -----  -----
                                    1,882  1,669   1,873  1,848
                                    =====  =====   =====  =====

              States                 New Orders     Deliveries        Backlog
              ------                 ----------     ----------        -------
                                    1997    1996   1997    1996    1997   1996
                                    ----    ----   ----    ----    ----   ----
         Nine Month Period -
         Arizona                      729    686     637    737     361    334
         California                   507    430     404    370     252    171
         Colorado                   1,055  1,146   1,071    876     625    732
         Florida                    2,142  1,776   1,733  1,582   1,442  1,180
         Indiana/Ohio                 103    161     117    103      70    120
         Maryland/Virginia            303    313     257    255     146    171
         Minnesota                    317    251     226    222     198    148
         Nevada                       249    302     271    278     112    143
         New Jersey                   363    399     338    322     204    260
         Texas                        777    683     618    468     501    406
                                    -----  -----   -----  -----   -----  -----
                                    6,545  6,147   5,672  5,213   3,911  3,665
                                    =====  =====   =====  =====   =====  =====

     Board of Directors Resignation -

        During the quarter ended September 30, 1997, Jack L. McDonald accepted a position as Chief Executive Officer with New Millennium Homes, another home building company, and accordingly, resigned as a member of the Company's Board of Directors.

     Cautionary Disclosure Regarding Forward-Looking Statements -

        Certain statements contained herein, in the Company's press releases, oral communications and other filings with the Securities and Exchange Commission that are not historical facts are, or may be considered to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such matters involve risks and uncertainties, including general economic conditions, fluctuations in interest rates, the impact of competitive products and prices, the supply of raw materials and prices, levels of consumer confidence and other risks referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Other -- Cautionary Disclosure Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

  (a)   Exhibits

         Exhibit 3.1  -  Certificate of Retirement, dated as of June 16, 1997

         Exhibit 10.1 -  Fifth Amendment to First Amended and Restated
                         Warehousing Credit and Security Agreement (single family mortgage loans), dated as of August 28, 1997 between U.S. Home Mortgage Corporation and Residential Funding Corporation

         Exhibit 10.2 -  Senior Indenture,  dated as of August 28, 1997, by and between U.S.  Home  Corporation
                         and IBJ Schroder Bank & Trust Company,
                         as trustee, relating to U.S. Home Corporation's 8.25% Senior Notes due 2004

         Exhibit 10.3 -  Senior Subordinated Indenture,  dated as of
                         August 28, 1997, by and between U.S. Home
                         Corporation  and IBJ Schroder Bank & Trust
                         Company,  as trustee,  relating to U.S. Home
                         Corporation's 8.88% Senior Subordinated Notes due 2007

         Exhibit 10.4 -  Acknowledgment of Satisfaction and Discharge,
                         dated as of September  10, 1997,  by
                         Marine Midland Bank, as trustee, with respect to the indenture relating to the 4.875%
                         Convertible Subordinated Debentures

         Exhibit 10.5 -  Supplemental Indenture,  dated as of
                         September 23, 1997 between U.S. Home
                         Corporation and IBJ Schroder Bank & Trust
                         Company, as trustee, with respect to the indenture relating to the 9.75% Senior Notes due 2003

         Exhibit 10.6 -  Amended and Restated Retirement Plan for
                         Non-Employee Directors

         Exhibit 10.7 -  Commitments and Acceptances,  each dated
                         October 8, 1997, among U.S. Home Corporation, as borrower, The First National Bank of Chicago, as agent, and each of AmSouth Bank, Credit Lyonnais New York Branch, The First National Bank of Chicago, and Guaranty
                         Federal Bank, F.S.B.,  each as an Accepting
                         Lender relating to the Amended and Restated
                         Credit Agreement with First National Bank of
                         Chicago, as Agent

         Exhibit 11   -  Computation of Income Per Common Share

         Exhibit 27   -  Financial Data Schedule

    (b) Reports on Form 8-K

             On August 26, 1997, under Item 5 "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K, including the documents attached as exhibits, in connection with its
             Registration Statement on Form S-3 (Registration No. 333-31457) filed with the Securities and Exchange Commission on July 17, 1997.

        No other Current Report on Form 8-K was filed by the Company during July, August or September 1997.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. HOME CORPORATION

Date:  November 6, 1997                  /s/Isaac Heimbinder
                                         -------------------------------------
                                         Isaac Heimbinder
                                         President, Co-Chief Executive Officer
                                         and Chief Operating Officer



Date:  November 6, 1997                  /s/Chester P. Sadowski
                                         -------------------------------------
                                         Chester P. Sadowski
                                         Vice President, Controller
                                         and Chief Accounting Officer

                             INDEX OF EXHIBITS
                             -----------------

                                                                   Sequential
Exhibit                                                             Numbered
Number                                                                 Page
------                                                            -----------

 3.1     Certificate of Retirement, dated as of June 16, 1997           28

10.1     Fourth Amendment to First Amended and Restated
         Warehousing Credit and Security Agreement (single
         family mortgage  loans),  dated as of September 25,
         1997 between U.S. Home Mortgage Corporation and
         Residential Funding  Corporation                               54

10.2     Senior Indenture,  dated as of August 28, 1997, by
         and between U.S. Home Corporation and IBJ Schroder
         Bank & Trust Company, as trustee, relating to U.S.
         Home Corporation's 8.25% Senior Notes due 2004                155

10.3     Senior Subordinated Indenture, dated as of
         August 28, 1997, by and between U.S. Home
         Corporation and IBJ Schroder Bank & Trust Company,
         as trustee, relating to U.S. Home Corporation's
         8.88% Senior Subordinated Notes due 2007                      254

10.4     Acknowledgment of Satisfaction and Discharge, dated
         as of September 10, 1997,  by Marine  Midland Bank
         as trustee with respect to the indenture relating
         to the 4.875%  Convertible Subordinated Debentures            257

10.5     Supplemental Indenture, dated as of September 23,
         1997 between U.S. Home Corporation and IBJ Schroder
         Bank & Trust Company, as trustee,  with  respect to
         the indentures relating to the 9.75% Senior Notes
         due 2003                                                      260

10.6     Amended and Restated Retirement Plan for
         Non-Employee Directors                                        268

10.7     Commitments and Acceptances, each dated
         October 8, 1997, among U.S. Home Corporation, as
         borrower, The First National Bank of Chicago,  as
         agent, and each of AmSouth Bank,  Credit Lyonnais
         New  York  Branch, The  First  National  Bank  of
         Chicago, and Guaranty Federal Bank, F.S.B., each
         as an Accepting Lender relating to the Amended
         and Restated Credit Agreement with First National
         Bank of Chicago,  as Agent                                    279

11       Computation of Income Per Common Share                        281

27       Financial Data Schedule