Form 10-K
period 1997-12-31
U S HOME CORP /DE/
filed 1998-02-17
CIK 101640

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH
          TITLE OF EACH CLASS                       EXCHANGE ON WHICH REGISTERED
          -------------------                       ----------------------------
      Common Stock, $.01 par value                  New York Stock Exchange
      Class B Warrants to acquire Common Stock      New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of January 31. 1998, the number of shares outstanding of Registrant's voting stock was 11,797,659 and the aggregate market value of the Registrant's voting stock held by non-affiliates was $418,266,021.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                 PART OF 10-K
                                                              WHERE INCORPORATED
                                                              ------------------
Proxy Statement dated March 13, 1998 for the Annual Meeting
  of Stockholders to be held on April 22, 1998..............         III

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     U.S. Home Corporation ("U.S. Home" or the "Company"), organized in 1954 and incorporated in the State of Delaware in 1959, is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 220 new home communities in 31 market areas in 11 states. Since its formation, the Company has delivered approximately 275,000 homes. In 1996, the Company was the fifth largest single-family on-site home builder in the United States based on homes completed and delivered and has been among the ten largest single-family on-site home builders in the United States for more than 20 years. The Company conducts substantially all of its home building business through U.S. Home, the parent company.

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

                            HOME BUILDING OPERATIONS

     The Company's primary industry segment is the on-site development of single-family residential communities. During 1997, the Company's product mix consisted of deliveries of approximately 33% affordable homes, 40% move-up homes and 27% retirement and active adult homes.

     The Company presently has 23 open retirement and active adult communities in Arizona, California, Florida, Nevada, New Jersey, Ohio, Texas and Virginia. The Company has also ten additional retirement and active adult communities which are scheduled to open by 2000. They include one new community in California, one in Colorado, five in Florida, one in Michigan and two in New Jersey.

MARKETS

     U.S. Home's building operations are currently conducted in the following market areas:

          STATES                                   MARKET AREAS
          ------                                   ------------
Arizona....................  Phoenix and Tucson
California.................  Bakersfield, Corona, Palm Springs and Sacramento
Colorado...................  Colorado Springs, Denver and Fort
                             Collins/Longmont/Loveland
Florida....................  Bonita Springs, Clearwater/Palm Harbor/Tarpon Springs,
                             Fort Myers, Hernando County, Naples, Orlando, Pasco
                             County, Sarasota/Bradenton and Tampa
Maryland/Virginia..........  Annapolis/Baltimore and Washington, D.C. area
Minnesota..................  Minneapolis/St. Paul
Nevada.....................  Las Vegas
Ohio.......................  Cleveland and Columbus
New Jersey.................  Dover/Jackson/Howell, Monroe/Hillsborough and Lumberton
Texas......................  Dallas/Fort Worth, Houston,
                             McAllen/Harlingen/Brownsville and San Antonio

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

     Set forth below are revenues for the Company from the sale of single-family homes by state for each of the last three fiscal years:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
   STATES                                           1997          1996          1995
   ------                                        ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Arizona........................................  $  132,640    $  137,606    $  125,103
California.....................................     118,843        92,193        89,662
Colorado.......................................     238,288       206,231       171,733
Florida........................................     369,051       335,166       349,526
Maryland/Virginia..............................      66,651        72,914        69,944
Minnesota......................................      61,503        64,129        55,746
Nevada.........................................      60,561        62,088        48,030
New Jersey.....................................      85,878        86,656        63,160
Ohio/Indiana(1)................................      35,492        33,008        13,923
Texas..........................................     109,408        88,947        88,379
                                                 ----------    ----------    ----------
                                                 $1,278,315    $1,178,938    $1,075,206
                                                 ==========    ==========    ==========

---------------

(1) In 1997, the Company made the decision to discontinue its Indiana operations.

     Set forth below are tables providing information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers and backlog of single-family homes by state for each of the last three fiscal years:

NEW ORDERS TAKEN

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
    STATES                                                     1997      1996      1995
    ------                                                    ------    ------    ------
Arizona.....................................................     899       832     1,015
California..................................................     636       532       533
Colorado....................................................   1,285     1,378     1,172
Florida.....................................................   2,597     2,173     2,081
Maryland/Virginia...........................................     355       353       400
Minnesota...................................................     386       294       322
Nevada......................................................     301       371       335
New Jersey..................................................     422       471       321
Ohio/Indiana(1).............................................     111       178       118
Texas.......................................................     901       824       662
                                                               -----     -----     -----
                                                               7,893     7,406     6,959
                                                               =====     =====     =====

DELIVERIES

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
    STATES                                                     1997      1996      1995
    ------                                                    ------    ------    ------
Arizona.....................................................     850       948       893
California..................................................     560       494       508
Colorado....................................................   1,340     1,199     1,100
Florida.....................................................   2,304     2,126     2,241
Maryland/Virginia...........................................     351       366       369
Minnesota...................................................     319       306       290
Nevada......................................................     327       356       306
New Jersey..................................................     441       475       307
Ohio/Indiana (1)............................................     163       156        66
Texas.......................................................     841       673       699
                                                               -----     -----     -----
                                                               7,496     7,099     6,779
                                                               =====     =====     =====

BACKLOG(2)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
    STATES                                                     1997      1996      1995
    ------                                                    ------    ------    ------
Arizona.....................................................     318       269       385
California..................................................     225       149       111
Colorado....................................................     586       641       462
Florida.....................................................   1,326     1,033       986
Maryland/Virginia...........................................     104       100       113
Minnesota...................................................     174       107       119
Nevada......................................................     108       134       119
New Jersey..................................................     160       179       183
Ohio/Indiana (1)............................................      32        84        62
Texas.......................................................     402       342       191
                                                               -----     -----     -----
                                                               3,435     3,038     2,731
                                                               =====     =====     =====

---------------

(1) In 1997, the Company made the decision to discontinue its Indiana operations.

(2) Homes under contract for sale but not delivered at end of year.

     The Company anticipates that substantially all of its backlog units, net of cancellations, as of December 31, 1997 will be completed and delivered during 1998. While operations in certain market areas are affected by seasonal factors which limit on-site building and sales activities, the Company's ability to build and deliver its backlog is not considered to be seriously affected by such factors.

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

     The Company markets homes in "model home parks" featuring one or more model homes, attractively furnished and decorated and staffed by the Company's sales consultants who provide information regarding floor plans, the various elevations available, decorating options, as well as assisting with mortgage financing information. The model may include a variety of options and upgrades which the customer may request at an additional cost, and which include items such as special floor and window treatment, custom cabinetry, pools, fireplaces and decks. The Company constantly studies both aesthetic design and architectural trends, as well as quality construction and engineering trends, in order to provide customers with high quality, design and value. The Company has received numerous awards in various markets for outstanding housing design.

     By the end of the first quarter of 1998, the Company will have 23 fully operational U.S. Home Custom Design Studios. Design studios provide customers a venue to purchase virtually all of the options and upgrades available for their new homes. Option and upgrade sales are handled by professional designers, providing an extra service to our customers and freeing sales consultants to concentrate on home sales.

     Selling prices are set in each area based on local market conditions and competitive factors. The Company's gross margins vary from area to area based on competitive factors in each market.

     The Company's product lines include both single-family detached and attached homes. During 1997, approximately 80% of the homes delivered were single-family detached compared to 83% in 1996 and 84% in 1995. The number of units and average sales prices of single-family homes delivered in 1997, 1996 and 1995 were as follows:

                                            SINGLE-FAMILY DETACHED     SINGLE-FAMILY ATTACHED
                                            -----------------------    -----------------------
                                             NUMBER       AVERAGE       NUMBER       AVERAGE
                                            OF UNITS    SALES PRICE    OF UNITS    SALES PRICE
                                            --------    -----------    --------    -----------
1997......................................   5,960       $178,000       1,536       $141,200
1996......................................   5,891        170,500       1,208        144,200
1995......................................   5,708        162,800       1,071        136,400

     In 1997, the national average sales prices of new single-family homes (both detached and attached) as reported on a preliminary basis by the U.S. Census Bureau was $175,700 compared with an average sales price of $170,500 for the Company.

     Variations in the general product and customer mix may exist from year to year based on shifts in local market demand or product availability. The table below sets forth the mix of the Company's deliveries for the affordable, move-up and retirement and active adult home products during the last three years:

                                                              1997    1996    1995
                                                              ----    ----    ----
Affordable..................................................  33%     28%     28%
Move-up.....................................................  40%     49%     50%
Retirement and active adult.................................  27%     23%     22%

     The Company has set a goal to increase its annual deliveries to over 10,000 homes in the year 2000, of which one third will be retirement and active adult home deliveries. However, there can be no assurance such efforts will be successful.

     Many purchasers finance a large portion of the purchase price of a home through conventional or government insured/guaranteed mortgages from lending institutions. The Company generally assists purchasers in obtaining mortgages. Approximately 81% of the homes delivered in 1997, and 83% delivered in 1996 and 82% delivered in 1995, were purchased using mortgage financing.

     The Company takes steps to qualify certain of its homes under Veterans Administration ("VA") and Federal Housing Administration ("FHA") mortgage financing programs, which provide mortgage financing sources. During 1997, 1996 and 1995 approximately 17% of the Company's homes delivered were financed under VA and FHA mortgage programs.

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

COMMUNITY DEVELOPMENT

     For a number of years, a significant portion of the Company's finished lot needs, primarily in its affordable and move-up communities, have been satisfied through rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots on a scheduled basis. For example, during 1997, 62% of the Company's unit deliveries were from lots developed by the Company and 37% were from lots acquired by the exercise of rolling lot options as compared with 56% and 44% in 1996 and 57% and 43% in 1995, respectively. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Liquidity, Housing.

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

     Housing communities are generally built in or near major metropolitan areas and are normally located in growing markets for such areas. At December 31, 1997, the Company's land and finished lot inventories totaled $403.0 million, excluding option deposits. See Note 1 of Notes to Consolidated Financial Statements. Substantially all housing communities are zoned for their intended use and serviced by utilities. As of December 31, 1997, the Company had refundable and nonrefundable deposits totaling $33.4 million for options and contracts to purchase undeveloped land and finished lots for home building operations for a total purchase price of approximately $339.0 million. The Company has incurred pre-development costs of approximately $56.8 million relating to these properties.

     The following table sets forth as of December 31, 1997, by state, the cost of certain of the Company's land inventories and the estimated number of lots controlled through direct ownership and under option which are being used or that are anticipated to be used in the Company's home building operations (dollars in thousands):

                                                            ESTIMATED NUMBER OF HOUSING
                                                                UNITS THAT COULD BE
                                                           CONSTRUCTED ON LAND CONTROLLED
                                                 BOOK        AS OF DECEMBER 31, 1997(1)
                                                 COST      ------------------------------
                                               OF LAND                  UNDER
  STATES                                        OWNED       OWNED      OPTION      TOTAL
  ------                                       --------    --------    -------    -------
Arizona......................................  $ 40,839       2,023      1,821      3,844
California...................................    34,841         799      1,485      2,284
Colorado.....................................    87,224       6,158      1,587      7,745
Florida......................................    97,541       8,589     12,088     20,677
Maryland/Virginia............................    35,854       2,419      1,004      3,423
Minnesota....................................    15,196       1,267        114      1,381
Nevada.......................................    25,250         551        332        883
New Jersey...................................    17,628         674        191        865
Ohio.........................................     6,312         140        585        725
Texas........................................    24,590       2,003        859      2,862
                                               --------     -------     ------     ------
                                               $385,275      24,623     20,066     44,689
                                               ========     =======     ======     ======

---------------

(1) The estimates set forth above have been prepared based on numerous assumptions made at the date hereof, many of which are beyond the control of the Company. Many of these assumptions, and hence the estimates, are subject to change and there can be no assurances that such lots will be used or as to when they will be used. This table does not include commercial property and other properties which the Company has no current plans to use, with an aggregate cost of $17.7 million (including $3.8 million relating to land under contract for sale). In view of the various stages of development of the land owned by the Company as of December 31, 1997 (i.e., finished, under development and development not started), any per lot cost derived by dividing the book cost by the estimated number of units would not be meaningful.

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

     In 1997, the Company's revenues from the sale of developed and undeveloped land amounted to $13.7 million, as compared to revenues of $10.9 million in 1996 and $16.1 million in 1995.

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

     Mortgage is a Federal National Mortgage Association/Government National Mortgage Association/Federal Home Loan Mortgage Corporation approved seller-servicer, headquartered in Clearwater, Florida with branch or satellite offices in the metropolitan areas of Phoenix and Tucson, Arizona; Bakersfield, Palm Springs and Sacramento, California; Colorado Springs, Denver, and Fort Collins, Colorado; Washington, D.C.; Clearwater, Fort Myers, Orlando, and Sarasota, Florida; Minneapolis, Minnesota; Las Vegas, Nevada; Freehold, New Jersey; Cleveland, Ohio; and Dallas and Houston, Texas. The Company offers a wide variety of conventional, FHA and VA financing programs through Mortgage, thereby providing prospective buyers the benefits of both conventional and government-assisted loan programs. As a mortgage banker, Mortgage originates and funds mortgage loans and sells the loans and the related servicing rights directly to investors. Loans and servicing rights are generally sold by Mortgage and funded by the investors within 30 days after home delivery. To limit its risk of interest rate fluctuations, Mortgage regularly enters into fixed price mandatory forward delivery contracts to sell mortgage-backed securities to securities dealers or fixed price forward delivery commitments to sell specific whole loans to investors on a mandatory or best efforts basis. Mortgage has a secured revolving line of credit to fund the mortgage loans on an interim basis until purchased by investors. See Note 2 of Notes to Consolidated Financial Statements.

     The following table summarizes certain mortgage banking operating information (dollars in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Residential mortgage loans
  Number of loans originated.......................     4,761       3,786       3,367
  Average amount of loan originated................  $    138    $    134    $    128
  Total amount of loans originated:
     Funded by Mortgage............................  $604,000    $466,000    $376,000
     Brokered by Mortgage..........................    54,000      43,000      57,000
                                                     --------    --------    --------
  Total............................................  $658,000    $509,000    $433,000
                                                     ========    ========    ========
Company's homes delivered financed by Mortgage as a
  percentage of Company's homes delivered which
  were financed....................................        76%         61%         57%
Company's homes delivered financed by Mortgage as a
  percentage of Mortgage's total originations......        97%         95%         95%

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

                             ADDITIONAL INFORMATION

EMPLOYEES

     At December 31, 1997, the Company had 1,641 employees. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good. The Company's single-family housing and community development operations are conducted primarily through independent subcontractors, thereby limiting the number of direct employees required.

ITEM 2. PROPERTIES

     The Company leases its executive offices, located at 1800 West Loop South, Houston, Texas 77027, pursuant to a lease scheduled to expire on February 28, 1999. The Company does not believe that its executive offices or its other facilities, consisting of sales and administrative offices located in or near each of the Company's areas of operations and generally held under leases with terms not exceeding five years, are material to its operations. The Company believes the properties are suitable and adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation arising from the normal course of business, none of which, in the opinion of the Company, is expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers during 1997 and their respective ages and positions are set forth below:

                NAME                   AGE                 POSITION AND OFFICE
                ----                   ---                 -------------------
Robert J. Strudler...................  55    Chairman and Co-Chief Executive Officer
Isaac Heimbinder.....................  54    President, Co-Chief Executive Officer and Chief
                                               Operating Officer
Craig M. Johnson.....................  44    Senior Vice President -- Community Development
Gary L. Frueh........................  57    Vice President -- Tax and Audit
Frank E. Matthews, II................  48    Vice President -- Human Resources
Thomas A. Napoli.....................  56    Vice President -- Corporate Finance and
                                             Treasurer
Chester P. Sadowski..................  51    Vice President -- Controller and Chief
                                             Accounting Officer
Richard G. Slaughter.................  53    Vice President -- Planning and Secretary
Kelly F. Somoza......................  44    Vice President -- Investor Relations

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

     Mr. Johnson has served as Senior Vice President -- Community Development since April 26, 1995; prior thereto, he had been Vice President -- Community Development since June 11, 1992.

     Mr. Frueh has served as Vice President -- Tax and Audit since February 5, 1992.

     Mr. Matthews has served as Vice President -- Human Resources since April 23, 1997; prior thereto, he had been Director -- Human Resources since February 15, 1991.

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

     Mr. Sadowski has served as Vice President -- Controller and Chief Accounting Officer since December 17, 1987.

     Mr. Slaughter has served as Vice President -- Planning and Secretary since December 18, 1986.

     Ms. Somoza has served as Vice President -- Investor Relations since December 6, 1996; prior thereto, she had been a Vice President since June 11, 1992. Ms. Somoza is also the administrator of the Company's profit sharing and employees' savings programs.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As of February 5, 1998, there were 2,056 holders of record of the Company's common stock, $.01 par value per share. The principal market on which the common stock is traded is the New York Stock Exchange. Information concerning the high and low sales prices for the Company's common stock for each calendar quarter during 1997 and 1996 is set forth below:

                                                      YEAR ENDED            YEAR ENDED
                                                  DECEMBER 31, 1997     DECEMBER 31, 1996
                    CALENDAR                      ------------------    ------------------
                    QUARTER                        HIGH        LOW       HIGH        LOW
                    --------                      -------    -------    -------    -------
First...........................................   $29.75     $24.50     $29.38     $23.25
Second..........................................    27.75      23.00      26.13      22.75
Third...........................................    38.81      26.63      24.75      19.25
Fourth..........................................    39.38      32.94      26.00      19.50

     No dividends were paid by the Company during 1997 or 1996. The Company's credit agreement (the most restrictive of the Company's borrowing agreements) prohibits the Company from paying dividends on its capital stock, other than stock dividends.

ITEM 6. SELECTED FINANCIAL DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED SELECTED FINANCIAL DATA
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                          1997         1996           1995        1994       1993
                                       ----------   ----------     ----------   --------   --------
STATEMENT OF OPERATIONS DATA:
Operating Revenues...................  $1,319,752   $1,211,450     $1,107,945   $995,311   $812,077
Income Before Reorganization Items,
  Income Taxes and Extraordinary
  Loss...............................      74,900       55,901         59,072     52,526     44,640
Reorganization Items.................          --           --             --         --      6,915
Income Taxes.........................      27,713       11,713         22,152     19,697    (33,966)
                                       ----------   ----------     ----------   --------   --------
Income Before Extraordinary Loss.....      47,187       44,188         36,920     32,829     71,691
Extraordinary Loss, Net of Income Tax
  Benefit............................       8,650           --             --         --         --
                                       ----------   ----------     ----------   --------   --------
Net Income...........................  $   38,537   $   44,188     $   36,920   $ 32,829   $ 71,691
                                       ==========   ==========     ==========   ========   ========
Basic Earnings Per Common Share:
  Income before extraordinary loss...  $     4.08   $     3.88(2)  $     3.29   $   3.21   $   8.20(3)
  Extraordinary loss.................  $     (.75)  $       --     $       --   $     --   $     --
  Net Income.........................  $     3.33   $     3.88(2)  $     3.29   $   3.21   $   8.20(3)
Diluted Earnings Per Common Share:
  Income before extraordinary loss...  $     3.50   $     3.28(2)  $     2.78   $   2.50   $   5.98(3)
  Extraordinary loss.................  $     (.62)  $       --     $       --   $     --   $     --
  Net Income.........................  $     2.88   $     3.28(2)  $     2.78   $   2.50   $   5.98(3)
Dividends Per Common Share...........  $       --   $       --     $       --   $     --   $     --
BALANCE SHEET DATA (at year end):
Total Assets.........................  $1,067,529   $  947,411     $  842,084   $753,203   $682,637
                                       ==========   ==========     ==========   ========   ========
Revolving Credit Facilities --
  Housing............................  $   29,000   $       --     $   24,000   $  7,553   $     --
  Financial Services.................      40,343       42,414         35,371     10,014     20,566
                                       ----------   ----------     ----------   --------   --------
                                       $   69,343   $   42,414     $   59,371   $ 17,567   $ 20,566
                                       ==========   ==========     ==========   ========   ========
Long-Term Debt --
  Housing............................  $  395,918   $  362,887     $  300,599   $304,327   $311,937
  Financial Services.................          --           --             --      1,034      1,102
                                       ----------   ----------     ----------   --------   --------
                                       $  395,918   $  362,887     $  300,599   $305,361   $313,039
                                       ==========   ==========     ==========   ========   ========

---------------

(1) As required by Statement of Financial Accounting Standards No. 128, which was effective for all periods ending after December 15, 1997, earnings per share for 1996, 1995, 1994 and 1993 have been restated. See Note 1 of Notes to Consolidated Financial Statements.

(2) In 1996, basic earnings per common share included $.04 per share and diluted earnings per common share included $.03 per share due to the net effect of an $8,233, net of tax, provision for impairment of land inventories and an $8,691 tax benefit.

(3) In 1993, basic earnings per common share and diluted earnings per common share were $3.05 and $2.23, respectively, excluding $5.15 basic earnings per common share and $3.75 diluted earnings per common share, respectively, due to a $45,000 decrease in the deferred tax asset valuation allowance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                    HOUSING

     The following table, which excludes the provision for impairment of land inventories recorded in 1996 (see Results of Operations Other -- Impairment of Land Inventories below and Consolidated Statements of Operations), sets forth certain financial information for the Company's housing segment for the periods indicated (dollars in thousands, except average sales price):

                                                      YEARS ENDED DECEMBER 31,
                                               --------------------------------------
                                                  1997          1996          1995
                                               ----------    ----------    ----------
Revenues --
  Single-family homes........................  $1,278,315    $1,178,938    $1,075,206
  Land and other.............................      15,785        12,268        17,077
                                               ----------    ----------    ----------
  Total......................................  $1,294,100    $1,191,206    $1,092,283
                                               ==========    ==========    ==========
Single-family homes --
  Gross margin amount........................  $  229,980    $  217,461    $  199,629
  Gross margin percentage....................        18.0%         18.4%         18.6%
  Units delivered............................       7,496         7,099         6,779
  Average sales price........................  $  170,500    $  166,100    $  158,600
  New orders taken...........................       7,893         7,406         6,959
  Backlog at end of year:
     Aggregate sales amount..................  $  608,974    $  530,857    $  460,337
     Units...................................       3,435         3,038         2,731
Selling, general and administrative expenses
  as a percentage of housing revenues........         9.5%          9.5%          9.7%
Interest --
  Paid or accrued............................  $   38,153    $   33,484    $   31,995
  Percentage capitalized.....................       100.0%        100.0%        100.0%
  Previously capitalized interest included in
     interest expense........................  $   33,789    $   30,786    $   27,555
  Percentage of housing revenues.............         2.6%          2.6%          2.5%

REVENUES AND SALES --

     Revenues from sales of single-family homes for 1997 increased 8% from 1996. The increase resulted from a 5% increase in the number of housing units delivered and a 3% increase in the average sales price. Revenues from sales of single-family homes for 1996 increased 10% from 1995, resulting primarily from a 5% increase in the number of housing units delivered and a 5% increase in the average sales price. The average sales price is impacted by product mix, geographical mix and changing prices on units delivered.

     New orders taken in 1997 increased 7% from 1996. New orders taken in 1996 increased 6% from 1995. The increases in new orders in 1997 and 1996 reflects the continued demand for new single-family homes which the Company believes was brought about by strong consumer confidence, opening of new home communities and stable mortgage interest rates.

GROSS MARGINS --

     The gross margin percentage for 1997 decreased from 1996 and the gross margin percentage for 1996 decreased from 1995. These decreases were primarily due to a more competitive housing environment, resulting in the increased use of sales incentives, the cost of which the Company was not able to offset by increases in the average sales prices. While 1997 gross margin percentage decreased compared to 1996, the gross margin percentages for the fourth quarter of 1997 (18.7%) increased compared to the gross margin percentages for the third quarter of 1997 (18.1%) and the fourth quarter of 1996 (18.1%). There can be no assurance margins will continue to improve because they could be adversely affected by future events, including a change in the competitive housing environment and increases in construction labor and material costs.

BACKLOG --

     The backlog aggregate sales amount at December 31, 1997 increased 15% compared to December 31, 1996, and at December 31, 1996 increased 15% compared to December 31, 1995. The increases in the value of the backlog reflect the increases in the number of units under contract and increases in the average sales price. Substantially all of the Company's backlog units at December 31, 1997, net of cancellations, are expected to result in revenues in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES --

     As a percentage of housing revenues, selling, general and administrative expenses in 1997 remained the same when compared to 1996 and 1996 declined as compared to 1995. Actual selling, general and administrative expenses for 1997 increased $9.9 million compared to 1996. This increase was primarily due to increased payroll costs and advertising and marketing center expenses resulting from increased activities. Similarly, actual selling, general and administrative expenses for 1996 increased $7.3 million compared to 1995. This increase was primarily due to increases in volume-related expenses ($4.1 million) resulting from the increase in deliveries in 1996 when compared to 1995 and increases in other selling, general and administrative expenses resulting from increased activities and earnings.

INTEREST --

     Interest paid or accrued for 1997 increased approximately 14% compared to 1996 and increased approximately 5% in 1996 compared to 1995. The increase in 1997 was primarily due to increased average borrowings under the Company's unsecured revolving credit agreement (the "Credit Facility") and the sale of the Company's 8.25% senior notes due 2004 (the "2004 Senior Notes") and 8.88% senior subordinated notes due 2007 (the "Senior Subordinated Notes") in August 1997, offset in part by the redemption and conversion of the Company's 4.875% convertible subordinated debentures due 2005 (the "Debentures") and the purchase of a portion of the Company's 9.75% senior notes due 2003 (the "2003 Senior Notes") in September 1997. The increase in 1996 was primarily due to the sale of the Company's 7.95% senior notes due 2001 (the "2001 Senior Notes") in February 1996, offset in part by a decrease in the average borrowings under the Company's Credit Facility.

     The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any one year is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Capitalized interest amounts charged to interest expense in 1997 were greater than 1996 and 1996 were greater than 1995 primarily due to the increase in the number of housing units delivered and higher average debt levels, offset in part by an increase in the amount of housing assets qualifying for interest capitalization.

                               FINANCIAL SERVICES

REVENUES --

     Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                          1997       1996       1995
                                                         -------    -------    -------
U.S. Home Mortgage Corporation and Subsidiary..........  $21,648    $16,363    $12,477
Other financial services subsidiaries..................    4,004      3,881      3,185
                                                         -------    -------    -------
                                                         $25,652    $20,244    $15,662
                                                         =======    =======    =======

     U.S. Home Mortgage Corporation ("Mortgage") provides financing primarily to purchasers of homes sold by the Company's housing operations through origination of residential mortgage loans and engages in the sale of such mortgages and related servicing rights to unaffiliated investors. Mortgage's operations are affected, among other things, by general economic conditions, consumer confidence and interest rate volatility. These factors, together with the number of homes delivered by the Company, affect the volume of loan originations which in turn impact the resulting volume of mortgages and servicing rights for sale.

     Approximately 81%, 83% and 82% of the housing units delivered by the Company in 1997, 1996 and 1995, respectively, were purchased using mortgage financing. Of the total housing units financed, 76%, 61% and 57% in 1997, 1996 and 1995, respectively, were financed by Mortgage.

     The increase in Mortgage's revenues in 1997 from 1996 and in 1996 from 1995 was primarily due to an increase in mortgage loan originations and income from the sales of mortgage loans and servicing rights.

                                     OTHER

IMPAIRMENT OF LAND INVENTORIES --

     During the fourth quarter of 1996, in conjunction with the completion of the 1997 business plan, the Company completed its annual detailed evaluation of the intended use of its land inventories to insure that the primary and planned use reflected the appropriate economic value for the Company's intended use. It was determined during the evaluation that based on economic forecasts for 1997 the current best use of certain land inventories located primarily in Florida, Maryland and Texas had changed from the Company's previous intended use. Based on the change in intended use, the Company revised its cash flow estimates and determined the cash flow expected to be generated from the new intended use would be less than the cost of the land. Accordingly, the Company recorded a non-cash provision for impairment of approximately $13.0 million ($8.2 million, net of income taxes) to reduce the carrying value of the land to its current fair value, which amount has been included in "provision for impairment of land inventories" in the Consolidated Statements of Operations. The provision for impairment reduced basic and diluted earnings per common share in 1996 by $.72 per share and $.58 per share, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE --

     Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .9%, 1.0% and 1.1% for 1997, 1996 and 1995, respectively. Actual corporate overhead expenses for 1997 totaled $11.7 million compared with $11.7 million and $11.8 million, respectively, for 1996 and 1995.

INCOME TAXES --

     During the fourth quarter of 1996, the Internal Revenue Service (the "IRS") completed an examination of the Company's federal income tax returns for the years ended December 31, 1993 and 1992. The results of this examination allowed certain previously reserved deductions taken by the Company in its 1993 tax return. At the conclusion of this examination, the Company reduced its deferred tax liability and recognized an income tax benefit totaling $8.7 million related to the deductions allowed by the IRS. The Company appealed the IRS decision to disallow certain other deductions. These deductions remain reserved as a deferred tax liability as of December 31, 1997. The decrease in the deferred tax liability increased basic and diluted earnings per common share in 1996 by $.76 per share and $.61 per share, respectively.

FINANCIAL CONDITION AND LIQUIDITY

                                    HOUSING

     The Company is significantly affected by the cyclical nature of the homebuilding industry, which is sensitive to fluctuations in economic activity and interest rates and the level of consumer confidence. Sale of new homes are also affected by market conditions for rental properties and by the condition of the resale market for used homes, including foreclosed homes. For example, an oversupply of resale units depresses prices and reduces the margins available on sales of new homes. The sale of new homes and profitability from sales are heavily influenced by the level and expected direction of interest rates. Increases in interest rates tend to have a depressing effect on the market for new homes in view of increased monthly mortgage costs to potential home buyers.

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

     In 1997, the Company completed a refinancing of a substantial portion of its public debt. In August 1997, the Company sold $100 million principal amount of its 2004 Senior Notes and $125 million principal amount of its Senior Subordinated Notes for the purpose of raising funds to redeem its Debentures and purchase its 2003 Senior Notes. In September 1997, the Company redeemed $69.2 million principal amount of its Debentures and purchased $120.3 million principal amount of its 2003 Senior Notes (through a tender offer and subsequent open market purchase) for $198.8 million in the aggregate. Also in September 1997, $10.8 million principal amount of the Debentures was converted into 302,866 shares of the Company's common stock. See Note 2 of Notes to Consolidated Financial Statements.

     In January 1998, the Company sold $100 million principal amount of its 7.75% senior notes due 2005 ("2005 Senior Notes"). The net proceeds will be used to redeem the balance of the 2003 Senior Notes ($79.7 million) which are first callable in June 1998. Also in January and February 1998, the Company used a portion of the proceeds to purchase, in open market transactions, $26.7 million principal amount of the 2003 Senior Notes. The Company currently intends to redeem the balance of these notes, though it may purchase such notes in the open market or in privately negotiated transactions prior to such date. See Note 2 of Notes to Consolidated Financial Statements. Pending redemption or other purchases of the remaining 2003 Senior Notes, the Company intends to use the proceeds from the sale of the 2005 Senior Notes to reduce the Company's outstanding borrowings under the Credit Facility and for general corporate purpose, including land and other investments and joint ventures.

     The refinancing strengthens the Company's capital structure by extending a substantial portion of its public debt maturities, which were due in 2003 and 2005, to due dates of 2004, 2005 and 2007.

     Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. Primarily in its affordable and move-up home communities,the Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. However, with the increase in the number of retirement and active adult communities, the use of rolling lot options as a percentage of the Company's total finished lot needs has and will continue to decrease since the majority of the finished lots for these communities are developed on land owned by the Company. In 1997, 1996 and 1995, respectively, 37%, 44% and 43%, of the units delivered have been on lots acquired under rolling lot option agreements. The retirement and active adult communities are generally long-term projects and require greater investments by the Company than are required for its affordable and move-up home communities. These communities generally include more units than the affordable and move-up communities and generally have more extensive amenities, including golf courses and club houses, which require substantial capital investment. The increase in land inventories in 1997 from 1996 and 1996 from 1995 was primarily the result of increased activities, including an increase in the Company's retirement and active adult communities activities.

     The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Company's Credit Facility. The Credit Facility (and previous credit facilities) have enabled the Company to meet peak operating needs. In August 1997, the Company entered into an interest rate swap agreement which has effectively fixed the interest rate on $50 million of its Credit Facility borrowings until August 2000. In October 1997, the Credit Facility borrowing commitment was increased from $130 million to $180 million. See Note 2 of Notes to Consolidated Financial Statements.

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

     The net cash provided or used by the operating, investing and financing activities of the housing operations for the years ended December 31, 1997, 1996 and 1995 is summarized below (dollars in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
Net cash provided (used by):
  Operating activities......................................  $(44,622)   $(28,091)   $(13,752)
  Investing activities......................................    (2,493)     (3,684)     (2,041)
  Financing activities......................................    41,068      36,694       5,216
                                                              --------    --------    --------
Net increase (decrease) in cash.............................  $ (6,047)   $  4,919    $(10,577)
                                                              ========    ========    ========

     Housing operations are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Although housing construction and land asset activities increased in 1997 over 1996 and increased in 1996 over 1995, the amount of the increase in 1997 was less than the increase in 1996 and as a result 1997 activities used less cash than 1996 activities. Housing operating activities for 1997 used more cash than 1996 primarily due to an increase in housing proceeds receivables and the timing of payments related to construction and land asset activities, offset in part by the decrease in construction and land asset activities described above and the increase in the number of housing units delivered. Housing operating activities for 1996 used more cash than in 1995 primarily due to an increase in these activities offset in part by increased profitability and the timing of payments related to these activities.

     Cash flow from housing financing activities for 1997 provided cash reflecting the sale of the Company's 2004 Senior Notes and Senior Subordinated Notes and net borrowings under the Credit Facility, offset by the purchase of the Company's 2003 Senior Notes and Debentures and repurchase of common stock and Class B warrants. Cash flow from housing financing activities in 1996 provided cash reflecting the sale of the Company's 2001 Senior Notes, partially offset by the repayment of the amounts outstanding under the Credit Facility.

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

     Financial services operating activities are affected primarily by the volume of Mortgage's loan originations and the timing of the sale of mortgage loans and related servicing rights to third party investors. Loans and servicing rights are generally sold to investors within 30 days after homes are delivered. Cash flow from financial services operating activities for 1997 provided more cash compared to 1996 primarily due to increased profitability, offset in part by an increase in residential mortgage loans receivable. Cash flow from financial services operating activities for 1996 provided less cash compared to 1995 primarily due to an increase in residential mortgage loan receivables.

     The Company finances its financial services operations primarily from short-term debt which is repaid with internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights. As more fully discussed in Note 2 of Notes to Consolidated Financial Statements, the short-term debt consists of a $65 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on August 31, 1998. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

     The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

                                     OTHER

IMPACT OF INFLATION --

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

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS --

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

     Forward-looking statements by the Company regarding results of operations and, ultimately, financial condition, are subject to numerous risk and assumptions, including the following:

     o General economic and business conditions, the level and direction of interest rates and the level of consumer confidence have significant impact on the willingness and ability of purchasers to enter into contracts for homes and to consummate purchases of such homes under contract (backlog), as well as on the performance of Mortgage, the Company's principal subsidiary.

     o The development of many of the Company's communities, particularly its retirement and active adult communities, result from a lengthy, complex series of events involving land purchase, regulatory compliance, capital availability, marketing and sales, any of which can materially affect the financial results for a community.

     o The Company is in a highly competitive and fragmented industry, which places constant pressure on price (including the ability of the Company to respond to increases in prices from its suppliers), quality and marketing and particularly challenges the Company upon any entry into new geographic markets.

     o The Company faces numerous regulatory hurdles in its development efforts, such as laws and regulations regarding zoning, environmental protection, building design and construction, density and rate of development.

     o The Company's access to capital sufficient to fund its development activities is affected by the Company's financial leverage and by the willingness of the capital markets and banks to absorb equity or debt of the Company.

     o The Company may encounter other contingencies, including labor shortages, work stoppages, product liability, litigation, natural risks such as floods or hurricanes and other factors over which the Company has little or no control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:
Report of Independent Public Accountants....................
Consolidated Balance Sheets -- December 31, 1997 and 1996...
Consolidated Statements of Operations -- For the Years Ended
  December 31, 1997,
  1996 and 1995.............................................
Consolidated Statements of Stockholders' Equity -- For the
  Years Ended December 31, 1997,
  1996 and 1995.............................................
Consolidated Statements of Cash Flows -- For the Years Ended
  December 31, 1997, 1996 and 1995..........................
Notes to Consolidated Financial Statements..................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Home Corporation:

     We have audited the accompanying consolidated balance sheets of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 6, 1998

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 1997         1996
                                                              ----------    --------
HOUSING:
  Cash (including restricted funds of $1,655 and $1,578)....  $    6,270    $  8,786
  Receivables, net..........................................      42,595      28,028
  Single-Family Housing Inventories.........................     789,236     709,344
  Option Deposits on Real Estate............................      90,155      70,688
  Other Assets..............................................      54,006      49,036
                                                              ----------    --------
                                                                 982,262     865,882
                                                              ----------    --------
FINANCIAL SERVICES:
  Cash (including restricted funds of $3,641 and $3,533)....       5,492       4,463
  Residential Mortgage Loans................................      69,209      63,656
  Other Assets..............................................      10,151      13,410
                                                              ----------    --------
                                                                  84,852      81,529
                                                              ----------    --------
                                                              $1,067,114    $947,411
                                                              ==========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

HOUSING:
  Accounts Payable..........................................  $   92,160    $ 96,594
  Accrued Expenses and Other Current Liabilities............      68,848      50,972
  Revolving Credit Facility.................................      29,000          --
  Long-Term Debt............................................     395,918     362,887
                                                              ----------    --------
                                                                 585,926     510,453
                                                              ----------    --------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current Liabilities............      21,067      20,854
  Revolving Credit Facility.................................      40,343      42,414
                                                              ----------    --------
                                                                  61,410      63,268
                                                              ----------    --------
          Total Liabilities.................................     647,336     573,721
                                                              ----------    --------
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $25 per share redemption
     value, none outstanding at December 31, 1997 and
     117,863 shares outstanding at December 31, 1996........          --       2,947
  Common Stock, 11,762,518 and 11,453,290 shares outstanding
     at December 31, 1997 and 1996..........................         119         114
  Capital in Excess of Par Value............................     368,277     353,830
  Retained Earnings.........................................      57,358      18,821
  Unearned Compensation on Restricted Stock.................      (1,770)     (2,022)
                                                              ----------    --------
                                                                 423,984     373,690
                                                              ----------    --------
  Less Treasury Stock, at cost, 157,743 shares of common
     stock at December 31, 1997.............................      (4,206)         --
                                                              ----------    --------
          Total Stockholders' Equity........................     419,778     373,690
                                                              ----------    --------
                                                              $1,067,114    $947,411
                                                              ==========    ========

      The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1997          1996          1995
                                                         ----------    ----------    ----------
HOUSING:
  Operating Revenues...................................  $1,294,100    $1,191,206    $1,092,283
                                                         ----------    ----------    ----------
  Operating Costs and Expenses --
     Cost of products sold.............................   1,059,571       971,896       891,163
     Selling, general and administrative...............     123,300       113,352       106,036
     Interest..........................................      33,789        30,786        27,555
                                                         ----------    ----------    ----------
                                                          1,216,660     1,116,034     1,024,754
                                                         ----------    ----------    ----------
                                                             77,440        75,172        67,529
  Provision for Impairment of Land Inventories.........          --        12,965            --
                                                         ----------    ----------    ----------
  Housing Operating Income.............................      77,440        62,207        67,529
                                                         ----------    ----------    ----------
FINANCIAL SERVICES:
  Operating Revenues...................................      25,652        20,244        15,662
  General, Administrative and Other Expenses...........      16,485        14,850        12,329
                                                         ----------    ----------    ----------
  Financial Services Operating Income..................       9,167         5,394         3,333
                                                         ----------    ----------    ----------
CORPORATE GENERAL AND ADMINISTRATIVE...................      11,707        11,700        11,790
                                                         ----------    ----------    ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS......      74,900        55,901        59,072
                                                         ----------    ----------    ----------
PROVISION FOR INCOME TAXES --
  Federal and State Income Taxes.......................      27,713        20,404        22,152
  Tax Benefit..........................................          --        (8,691)           --
                                                         ----------    ----------    ----------
                                                             27,713        11,713        22,152
                                                         ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY LOSS.......................      47,187        44,188        36,920

EXTRAORDINARY LOSS FROM EARLY RETIREMENT OF DEBT, NET
  OF INCOME TAX BENEFIT OF $5,080......................       8,650            --            --
                                                         ----------    ----------    ----------
NET INCOME.............................................  $   38,537    $   44,188    $   36,920
                                                         ==========    ==========    ==========
BASIC EARNINGS PER COMMON SHARE:
  Income Before Extraordinary Loss.....................  $     4.08    $     3.88    $     3.29
  Extraordinary Loss...................................  $     (.75)   $        -    $        -
  Net Income...........................................  $     3.33    $     3.88    $     3.29
DILUTED EARNINGS PER COMMON SHARE:
  Income Before Extraordinary Loss.....................  $     3.50    $     3.28    $     2.78
  Extraordinary Loss...................................  $     (.62)   $        -    $        -
  Net Income...........................................  $     2.88    $     3.28    $     2.78

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                         CAPITAL IN     UNEARNED
                                                           CONVERTIBLE   EXCESS OF    COMPENSATION
                                                  COMMON    PREFERRED       PAR       ON RESTRICTED   RETAINED   TREASURY
                                                  STOCK       STOCK        VALUE          STOCK       EARNINGS    STOCK
                                                  ------   -----------   ----------   -------------   --------   --------
BALANCE AT DECEMBER 31, 1994....................   $109      $12,969      $340,673       $    --      $(62,287)  $    --
Conversion of convertible redeemable preferred
  stock to common stock (198,536 shares)........      2       (4,963)        4,961            --            --        --
Issuance of common stock under restricted stock
  plan (144,547 shares).........................      1           --         2,599        (2,600)           --        --
Other...........................................     --          (25)          344           289            --        --
Net income for the year.........................     --           --            --            --        36,920        --
                                                   ----      -------      --------       -------      --------   -------
BALANCE AT DECEMBER 31, 1995....................    112        7,981       348,577        (2,311)      (25,367)       --
Conversion of convertible redeemable preferred
  stock to common stock (201,391 shares)........      2       (5,034)        5,032            --            --        --
Other...........................................     --           --           221           289            --        --
Net income for the year.........................     --           --            --            --        44,188        --
                                                   ----      -------      --------       -------      --------   -------
BALANCE AT DECEMBER 31, 1996....................    114        2,947       353,830        (2,022)       18,821        --
Conversion of convertible redeemable preferred
  stock to common stock (106,501 shares)........      1       (2,663)        2,662            --            --        --
Redemption of convertible redeemable preferred
  stock (11,352 shares).........................     --         (284)           --            --            --        --
Conversion of 4.875% convertible subordinated
  debentures to common stock (302,866 shares)...      3           --        10,659            --            --        --
Purchase of common stock (157,743 shares).......     --           --            --            --            --    (4,206)
Other...........................................      1           --         1,126           252            --        --
Net income for year.............................     --           --            --            --        38,537        --
                                                   ----      -------      --------       -------      --------   -------
BALANCE AT DECEMBER 31, 1997....................   $119      $    --      $368,277       $(1,770)     $ 57,358   $(4,206)
                                                   ====      =======      ========       =======      ========   =======

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                1997        1996       1995
                                                              ---------   --------   --------
Cash Flows From Operating Activities:
  Net income................................................  $  38,537   $ 44,188   $ 36,920
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities --
     Extraordinary loss.....................................      8,650         --         --
     Provision for impairment of land inventories...........         --     12,965         --
     Provision for deferred income taxes....................      2,151        635     19,886
     Tax benefit............................................         --     (8,691)        --
     Other, net (principally depreciation and
       amortization)........................................      9,044      8,680      4,579
     Changes in assets and liabilities --
       Increase in receivables..............................    (20,229)   (15,291)   (24,456)
       Increase in inventories..............................    (68,691)   (91,111)   (46,913)
       Increase in other assets.............................    (28,648)   (14,608)    (9,241)
       Increase (decrease) in accounts payable and accrued
          liabilities.......................................     17,618     23,524     (4,963)
                                                              ---------   --------   --------
  Net cash used by operating activities.....................    (41,568)   (39,709)   (24,188)
                                                              ---------   --------   --------

Cash Flows From Investing Activities:
  Purchase of property, plant and equipment, net of
     disposals..............................................     (3,056)    (2,657)    (2,526)
  Decrease (increase) in restricted cash....................       (185)      (773)       327
  Principal collections on investments in mortgage loans....      4,136      1,989      1,687
  Other.....................................................          4       (677)      (661)
                                                              ---------   --------   --------
  Net cash provided (used) by investing activities..........        899     (2,118)    (1,173)
                                                              ---------   --------   --------
Cash Flows From Financing Activities:
  Proceeds from revolving credit facilities, net of
     repayments.............................................     26,929    (16,957)    41,804
  Net proceeds from sale of senior and senior subordinated
     notes..................................................    220,937     73,406         --
  Purchase of senior notes and convertible subordinated
     debentures.............................................   (198,831)        --         --
  Repayment of notes and mortgages payable..................     (6,128)   (12,712)   (12,265)
  Repurchase of common stock and Class B Warrants...........     (4,266)        --         --
  Other.....................................................        356         --         --
                                                              ---------   --------   --------
  Net cash provided by financing activities.................     38,997     43,737     29,539
                                                              ---------   --------   --------
Net Increase (Decrease) In Cash.............................     (1,672)     1,910      4,178
Cash At Beginning Of Year...................................      8,138      6,228      2,050
                                                              ---------   --------   --------
Cash At End Of Year.........................................  $   6,466   $  8,138   $  6,228
                                                              =========   ========   ========
Supplemental Disclosure:
  Interest paid, before amount capitalized --
     Housing................................................  $  32,063   $ 31,508   $ 31,761
     Financial Services.....................................      1,426      1,472        645
                                                              ---------   --------   --------
                                                              $  33,489   $ 32,980   $ 32,406
                                                              =========   ========   ========
  Income taxes paid.........................................  $  21,490   $ 16,069   $  2,159
                                                              =========   ========   ========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SIGNIFICANT ACCOUNTING POLICIES

GENERAL

  Nature of Operations

     The Company is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 220 new home communities in 31 market areas in 11 states. The Company offers a wide variety of moderately-priced homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. In addition to building and selling single-family homes, the Company provides mortgage banking services to its customers. The Company originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

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

     The Company is engaged in two related industry segments, the on-site development of single-family residential communities and financial services. Identifiable assets and the results of operations of the Company's segments are reported in the consolidated balance sheets and consolidated statements of operations. Capital expenditures, depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 were insignificant.

  New Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), in February 1997 with an effective date for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted earnings per share. The adoption of SFAS No. 128 resulted in a restatement of earnings per share for all periods presented in the accompanying consolidated financial statements. See
Note 6.

     In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive income ("SFAS No. 130") with an effective date for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a

                     U.S. HOME CORPORATION AND SUBSIDIARIES
company's equity during the period that result from transactions and other economic events other than transactions with its stockholders.

     In the fourth quarter of 1997, the Company elected to early adopt SFAS No. 130 retroactive to January 1, 1997. The adoption of SFAS No. 130 did not affect the financial reporting in the accompanying consolidated financial statements because the Company does not have any comprehensive income other than net income.

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

     The fair value of the senior and senior subordinated notes cannot be determined as none of these instruments are actively traded on the open market. The Company has been informed that the 9.75% and 8.25% senior notes and the 8.88% senior subordinated notes are currently trading at a nominal premium and the 7.95% senior notes are currently trading at par; however, the actual amount of the premium cannot be determined because of the limited activity.

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

  Hedging Contracts

     From time to time, the Company may utilize interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. Counterparties to these agreements are major financial institutions. The Company believes that the likelihood of credit loss from counterparty non-performance is remote. At December 31, 1997, the Company had an interest rate swap agreement outstanding with a notional amount of $50,000 which will mature in 2000 and effectively fixed the interest rate on a portion of its revolving credit facility borrowings. See Note 8.

     The Company manages its interest rate market risk on the inventory loans held for sale and its estimated future commitments to originate and close mortgage loans at fixed prices ("Loan Quotes") through hedging techniques by regularly entering into either fixed price mandatory forward delivery contracts ("Forward Contracts") to sell mortgage-backed securities to security dealers or fixed price forward delivery commitments ("Forward Commitments") to sell specific whole loans to investors on a mandatory or best efforts basis ("Forward Contracts" and "Forward Commitments", collectively "Hedging Contracts"). The Company records the inventory of residential mortgage loans at the lower of cost or market on an aggregate basis after considering any market value changes in the inventory loans, Loan Quotes and Hedging Contracts. See Note 8.

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

  Inventories and Valuation

     The components of single-family housing inventories are as follows:

                                                                1997        1996
                                                              --------    --------
Housing completed and under construction....................  $302,258    $280,390
Models......................................................    83,943      74,167
Finished lots...............................................   138,747     147,893
Land under development......................................    75,959      59,840
Land held for development or sale...........................   188,329     147,054
                                                              --------    --------
                                                              $789,236    $709,344
                                                              ========    ========

     The cost of acquiring and developing land and constructing certain amenities are allocated to the related parcels. Housing inventories are recorded using the specific identification method. The Company measures any impairments on land under development and to be developed at the lower of cost or fair value and carries land substantially completed and ready for its intended use, land held for sale and housing inventories at the lower of cost or fair value less cost to sell. Fair value is the amount at which a property could be bought or sold in a current transaction between willing parties. The Company monitors the valuation of its land and housing inventories on a continuous basis with a detailed review each year in conjunction with the completion of the following year's business plan. Provisions to reduce land and housing inventories to the lower of cost or fair value in 1997, 1996 (other than the $12,965 provision for impairment of land inventories discussed below)and 1995 were not significant. Total land and housing reserves were $35,839, $40,236 and $36,370 at December 31, 1997, 1996 and 1995, respectively.

     During the fourth quarter of 1996, in conjunction with the completion of the 1997 business plan, the Company completed its annual detailed evaluation of the intended use of its land inventories to insure that the primary and planned use reflected the appropriate economic value for the Company's intended use. It was determined during the evaluation that based on economic forecasts, the current best use of certain land inventories located primarily in Florida, Maryland and Texas had changed from the Company's previous intended use. Based on the change in intended use, the Company determined the cash flow expected to be generated from the new intended use would be less than the cost of the land. Accordingly, the Company recorded a non-cash provision for impairment of $12,965 ($8,233, net of income taxes) to reduce the carrying value of the land to its current fair value, which amount has been included in "provision for impairment of land inventories" in the accompanying consolidated statements of operations. The provision for impairment reduced basic and diluted earnings per common share by $.72 per share and $.58 per share, respectively.

     During 1997, the Company purchased land in a single transaction of which $13,151 was seller financed. During 1995, the Company completed exchanges of land assets with third parties totaling approximately $14,832, in which the Company received land suitable for single-family detached homes. These transactions were treated as non-cash transactions for purposes of the consolidated statements of cash flows.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

  Interest Capitalization

     Interest is capitalized on land, finished building lots and single-family residential housing construction costs during the development and construction period. Interest is capitalized to eligible assets using an allocation method based on the Company's actual interest costs. A summary of interest for 1997, 1996 and 1995 follows:

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1997        1996        1995
                                                      --------    --------    --------
Capitalized at beginning of year....................  $ 58,566    $ 59,898    $ 56,082
Capitalized.........................................    38,153      33,484      31,995
Previously capitalized interest included in interest
  expense...........................................   (33,789)    (30,786)    (27,555)
Included in provision for impaired land inventories
  and other.........................................        20      (4,030)       (624)
                                                      --------    --------    --------
Capitalized at end of year..........................  $ 62,950    $ 58,566    $ 59,898
                                                      ========    ========    ========

FINANCIAL SERVICES

  Revenue Recognition

     The sale of loans and loan servicing rights is recognized when the closed loans are sold and delivered to an investor. During the years ended December 31, 1997, 1996 and 1995, revenues included net losses from the sale of loans of $573, $976 and $512, respectively, and net gains from the sale of servicing of $9,691, $7,294 and $5,467, respectively.

  Interest Expense

     Interest expense relating to financial services for the years ended December 31, 1997, 1996 and 1995 was $1,417, $1,507 and $692, respectively, and is included in "general, administrative and other expenses" in the accompanying consolidated statements of operations.

  Residential Mortgage Loans

     Residential mortgage loans held for sale ($45,273 at December 31, 1997) are included in the accompanying consolidated balance sheets at the lower of cost or market on an aggregate basis. The Company estimates the fair value of residential mortgage loans held at December 31, 1997 approximated recorded value based on quoted market prices for similar loans sold either on a whole loan basis or pooled and sold as collateral for mortgage-backed securities.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(2) REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

  Housing

     Revolving credit facilities, senior, senior subordinated and convertible subordinated debt and notes payable consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Revolving credit facility...................................  $ 29,000    $     --
                                                              --------    --------
7.95% Senior notes due 2001.................................    75,000      75,000
9.75% Senior notes due 2003.................................    79,703     200,000
8.25% Senior notes due 2004.................................   100,000          --
8.88% Senior subordinated notes due 2007....................   125,000          --
4.875% Convertible subordinated debentures due 2005.........        --      80,000
Notes and mortgage notes payable............................    16,215       7,887
                                                              --------    --------
                                                               395,918     362,887
                                                              --------    --------
                                                              $424,918    $362,887
                                                              ========    ========

     The Company has an unsecured revolving credit agreement (the "Credit Facility") with a group of banks. In October 1997, the maximum amount which the Company may borrow under the Credit Facility was increased from $130,000 to $180,000, of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivables less outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At December 31, 1997, $140,119 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the base rate announced by the agent bank. The Credit Facility, as amended, expires on May 31, 2001, but may be extended annually beginning in 1999 for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on the incurrence of additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

     In August 1997, the Company completed the sale of $100,000 principal amount of its 8.25% senior notes due 2004 (the "2004 Senior Notes") and $125,000 principal amount of its 8.88% senior subordinated notes due 2007 (the "Senior Subordinated Notes") for the purpose of raising funds to redeem its 4.875% convertible subordinated debentures due 2005 (the "Debentures") and purchase its 9.75% senior notes due 2003 (the "2003 Senior Notes"). Interest on the 2004 Senior Notes and Senior Subordinated Notes is payable semi-annually, commencing on February 15, 1998. On or after August 15, 2002, the Senior Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 104.44% (during the 12-month period beginning August 15, 2002) to 100% (on or after August 15, 2005) of the principal amount thereof, together with accrued and unpaid interest. The indentures relating to 2004 Senior Notes and Senior Subordinated Notes contain numerous covenants, including a minimum tangible net worth requirement and a limitation on the incurrence of additional debt.

     In September 1997, the Company purchased $110,480 principal amount of the 2003 Senior Notes pursuant to a tender offer and, subsequent to the expiration of the tender offer, purchased in an open market transaction $9,817 principal amount of the 2003 Senior Notes. Also in September 1997, the Company redeemed $69,248 principal amount of the Debentures, and $10,752 principal amount of the Debentures were converted, prior to the redemption date, into 302,866 shares of the Company's common stock. The early

                     U.S. HOME CORPORATION AND SUBSIDIARIES
retirement of the 2003 Senior Notes and redemption of the Debentures resulted in an extraordinary loss of $8,650, net of income tax benefit of $5,080.

     The 7.95% senior notes are due March 1, 2001 and interest is payable semi-annually. The indenture relating to the 7.95% senior notes contains numerous covenants, including a minimum tangible net worth requirement and a limitation on the incurrence of additional debt.

     The 2003 Senior Notes are due June 15, 2003 and interest is payable semi-annually. On or after June 15, 1998, the 2003 Senior Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 103.656% (during the 12-month period beginning June 15, 1998) to 100% (on and after June 15, 2001) of the principal amount thereof, together with accrued and unpaid interest. In connection with the purchase of the 2003 Senior Notes pursuant to the tender offer described above, the indenture for the 2003 Senior Notes was amended to eliminate certain restrictive covenants, including the limitation on the incurrence of additional debt, as well as certain events of default.

     In January 1998, the Company completed the sale of $100,000 principal amount of its 7.75% senior notes due January 15, 2005. Interest is payable semi-annually commencing on July 15, 1998. The net proceeds from the sale will be used to redeem the balance of its 2003 Senior Notes which are first callable in June 1998. Also in January and February 1998, the Company used a portion of the proceeds to purchase in open market transactions $26,720 principal amount of the 2003 Senior Notes. The Company currently intends to redeem the balance of these notes, though it may purchase such notes in the open market or in privately negotiated transactions prior to such date. Pending redemption or other purchases of the remaining 2003 Senior Notes, the Company intends to use the proceeds from the sale of the 7.75% senior notes to reduce the Company's outstanding borrowings under the Credit Facility and for general corporate purpose, including land and other investments and joint ventures.

     Housing notes and mortgage notes payable are primarily for the acquisition and development of land, with interest rates ranging from 8.0% to 10.0%. Assets pledged as collateral under these agreements totaled approximately $56,230 at December 31, 1997.

     Upon a change of control of the Company, holders of the senior notes and the senior subordinated notes will have the right to require the Company to redeem the notes at a price of 101% of the principal amount of the notes, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available to make the required repurchases if a change of control occurs. In addition, the Credit Facility prohibits the Company's repurchase of any of its subordinated indebtedness and contains a restriction relating to the Company's repurchase of its capital stock prior to the termination of the Credit Facility. At December 31, 1997, $26,618 was available for the repurchase of capital stock. Moreover, the occurrence of a change of control will trigger an event of default under the Credit Facility.

     The maximum amounts of borrowings from banks and other financial institutions outstanding at any time during 1997, 1996 and 1995 were $81,000, $64,000 and $67,000, respectively. The average amounts of debt outstanding from banks and other financial institutions during 1997, 1996 and 1995 were $31,100, $15,800 and $42,400, respectively, and the weighted average interest rates, without giving effect to commitment fees, were 7.8%, 8.4% and 9.7%, respectively. Computations of the weighted average interest rates were based upon the weighted average of outstanding loan balances during the respective years.

     At December 31, 1997, housing long-term debt matures (with the 2003 Senior Notes included in 1998 maturities) as follows: $80,905 in 1998, $789 in 1999, $326 in 2000, $75,146 in 2001, $13,297 in 2002, and $224,455 thereafter.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

  Financial Services

     Financial services revolving credit facility consists of an agreement with a financial institution whereby the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $65,000 under a revolving line of credit (the "Mortgage Credit Facility") secured by residential mortgage loans and mortgage notes receivables. The Mortgage Credit Facility is not guaranteed by the Company, was renewed in August 1997 under substantially the same terms and conditions as the previous agreement, matures on August 31, 1998 and bears interest at a premium over the LIBOR rate.

     The maximum amounts of financial services borrowings from banks and other financial institutions outstanding at any time during 1997, 1996 and 1995 were $46,900, $42,400 and $35,400, respectively. The average amounts of short-term debt outstanding from banks and other financial institutions during 1997, 1996 and 1995 were $20,500, $22,300 and $8,500, respectively, and the weighted average interest rates, without giving effect to commitment fees, were 6.7%, 6.6% and 7.0%, respectively. Computations of such rates were made based upon the weighted average of outstanding loan balances during the respective years.

(3) INCOME TAXES

     The Company and its subsidiaries file consolidated federal income tax returns. The components of the provision for income taxes consisted of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                          1997       1996       1995
                                                         -------    -------    -------
Current --
  Federal..............................................  $21,547    $16,943    $ 1,136
  State................................................    4,015      2,826      1,130
                                                         -------    -------    -------
                                                          25,562     19,769      2,266
                                                         -------    -------    -------
Deferred --
  Federal..............................................    1,762     (8,147)    18,653
  State................................................      389         91      1,233
                                                         -------    -------    -------
                                                           2,151     (8,056)    19,886
                                                         -------    -------    -------
Total provision........................................  $27,713    $11,713    $22,152
                                                         =======    =======    =======

     Deferred income taxes are determined based upon the difference between the financial reporting and tax basis of assets and liabilities. At December 31, 1997, the Company has recorded a net deferred tax asset of $500 which is comprised of deferred tax assets of $32,800 (including $15,100 relating to housing reserves which were expensed for financial reporting purposes but deferred for federal income tax purposes) and deferred tax liabilities of $32,300 (including $13,700 relating to interest expense capitalized for financial reporting purposes but expensed for federal income tax purposes and an amount related to certain deductions taken in the Company's 1993 federal income tax return). At December 31, 1996, deferred tax assets and deferred tax liability were $36,200 and $33,400, respectively, and were primarily attributable to the same items noted above.

     During the fourth quarter of 1996, the Internal Revenue Service (the "IRS") completed an examination of the Company's federal income tax returns for the years ended December 31, 1993 and 1992. The results of this examination allowed certain previously reserved deductions taken by the Company in its 1993 tax return. At the conclusion of this examination, the Company reduced its deferred tax liability and recognized an income tax benefit totaling $8,691 related to the deductions allowed by the IRS. The Company appealed the IRS decision to disallow certain other deductions. These deductions remain reserved as a deferred tax liability

                     U.S. HOME CORPORATION AND SUBSIDIARIES
as of December 31, 1997. The decrease in the deferred tax liability increased basic and diluted earnings per common share in 1996 by $.76 per share and $.61 per share, respectively.

     The following table reconciles the statutory federal income tax rate to the effective income tax rate for:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             1997      1996     1995
                                                             -----    ------    -----
Tax provision at statutory rate............................   35.0%     35.0%    35.0%
Increases (decreases) in taxes resulting from --
State and local income taxes, net of federal income tax
  provision................................................    4.0       4.0      4.0
  Tax benefit..............................................     --     (15.5)      --
  Other, net...............................................   (2.0)     (2.5)    (1.5)
                                                             -----    ------    -----
Effective rate.............................................   37.0%     21.0%    37.5%
                                                             =====    ======    =====

(4) STOCKHOLDERS' EQUITY

     As of December 31, 1997, the Company's capital structure consisted of the following:

     Common Stock -- Authorized 50,000,000 shares, par value $.01 per share, issued 11,920,261 shares and outstanding 11,762,518 shares.

     Shares reserved for issuance --

Stock plans.................................................  2,073,689
Class B warrants............................................  1,886,321
                                                              ---------
                                                              3,960,010
                                                              =========

     During April 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of outstanding common stock or Class B warrants, in the aggregate, from time to time in the open market and/or in private transactions. In addition, the Board of Directors authorized an odd-lot repurchase program for holders of less than 100 shares of the Company's common stock. Through December 31, 1997, the Company had repurchased 157,743 shares of common stock (including 57,343 shares in the odd-lot program) and 8,100 Class B warrants for an aggregate purchase price of $4,241. The cost of the repurchased shares has been included in "Treasury Stock" and the cost of the repurchased warrants has been deducted from "Capital in Excess of Par Value" in the accompanying consolidated balance sheets.

     Preferred Stock -- Authorized 10,000,000 shares, par value $.10 per share, including 84,343 convertible redeemable preferred shares, 500,000 Series A junior non-cumulative preferred shares and 9,415,657 shares undesignated as to series.

          (a) Convertible redeemable preferred stock -- $25 per share liquidation preference and redemption value, none outstanding. As of March 10, 1997, all of the Company's outstanding convertible redeemable preferred stock had been converted into the Company's common stock or redeemed.

          (b) Series A junior non-cumulative preferred stock -- Authorized 500,000 shares, par value $.10 per share. The shares are authorized for issuance pursuant to certain rights that trade with the Company's common stock. There are no shares of the Series A junior non-cumulative preferred stock outstanding; however, all of the shares have been reserved for issuance upon the exercise of the stock purchase rights as discussed in "Stockholder Rights Plan" below.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

          (c) Undesignated as to series -- None outstanding. Shares may be issued in one or more classes or series with preferences, limitations and relative rights as determined by the Company's Board of Directors at the time of issuance. Any shares issued will rank, as to dividends and liquidation preference, junior to the convertible redeemable preferred stock, if any shares are outstanding.

     Class B Warrants -- In connection with the Plan of Reorganization, pre-Effective Date stockholders received Class B warrants to acquire an aggregate of 1,904,757 shares of common stock for $20 per share, of which 10,336 warrants had been exercised and 8,100 warrants had been repurchased at December 31, 1997. The warrants expire in June 1998.

     Stockholder Rights Plan -- On November 7, 1996, the Company adopted a rights plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock and each outstanding share of the Company's outstanding convertible redeemable preferred stock held of record on December 4, 1996. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of the Company's Series A junior non-cumulative preferred stock ("Series A Preferred Stock") at a price of $80 ("Purchase Price"), subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that (a) a person or group has acquired, or has the right to acquire, 15% or more of the outstanding shares of the Company's common stock or
(b) an institutional stockholder has acquired or has the right to acquire 20% or more of the outstanding shares of common stock, or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer for 15% or more of the then outstanding shares of common stock. In such event, each holder of a right (other than the acquiring person) shall have the right to receive, upon exercise, the number of shares of common stock or of 1/100th of a share of Series A Preferred Stock having a value of equal to two times the Purchase Price. In the event of any merger, consolidation or other transaction in which the Company's common stock is exchanged, each holder of a right, upon exercise, will be entitled to receive common stock of the acquiring company equal to two times the Purchase Price. Unless and until the rights become exercisable, they will be transferred with the Company's common stock. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.01 per right. Unless earlier redeemed or exchanged by the Company, the rights will expire on November 7, 2006. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

     The Credit Facility and each of the senior (other than the 2003 Senior Notes) and senior subordinated note indentures contain restrictions on the (i) payment of dividends on the Company's common stock and (ii) purchase, redemption, retirement or other acquisition of the Company's common stock, other than upon exercise into the Company's common stock of Class B warrants and options to acquire common stock issued pursuant to stock options and stock payment plans.

(5) STOCK PLANS

  Stock Option Plans

     The Company has three stock option plans for key employees (the "1997 Employee Plan", the "1996 Employee Plan" and the "1993 Employee Plan", collectively the "Employee Plans") to purchase a maximum of 1,500,000 shares (500,000 shares for each plan) of the Company's common stock. Under all three plans, the Company may grant incentive and non-qualified stock options. The Company also has two stock option plans whereby options may be granted to non-employee directors (the "1998 Director Plan", which is subject to stockholder approval which will be sought at the 1998 annual meeting of stockholders and the "1993 Director Plan", collectively the "Director Plans") to purchase a maximum of 200,000 shares of the Company's common stock (100,000 shares for each plan). Options under the Director Plans are granted annually in a fixed amount.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     Options granted under the Employee Plans will be exercisable at not less than the closing price of the common stock on date of grant. Options granted under the Director Plans will be exercisable at not less than the average closing price of the common stock for the ten consecutive trading days prior to the date of grant. However, under the 1998 Director Plan, that so long as the Class B warrants are outstanding, and under the Employee and 1993 Director Plans, the grant price will not be less than 95% of the average closing price of the common stock for the 20 consecutive trading days prior to the date of grant. The options are exercisable as specified in the stock option agreements relating to the options and may not be exercised later than ten years from the date of grant and, with respect to the 1998 Director Plan, no options may be exercised prior to stockholder approval. As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company accounts for its stock option plans under the accounting rules prescribed by Accounting Principles Board Opinion No. 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income and earnings per share for 1997, 1996 and 1995 would have been reduced to the following proforma amounts:

                                                               1997       1996       1995
                                                              -------    -------    -------
Net income --
  As reported:
     Income before extraordinary loss.......................  $47,187    $44,188    $36,920
     Extraordinary loss.....................................  $ 8,650    $    --    $    --
     Net income.............................................  $38,537    $44,188    $36,920
  Proforma:
     Income before extraordinary loss.......................  $46,420    $43,180    $36,434
     Extraordinary loss.....................................  $ 8,650    $    --    $    --
     Net income.............................................  $37,770    $43,180    $36,434
Basic earnings per share --
  As reported:
     Income before extraordinary loss.......................  $  4.08    $  3.88    $  3.29
     Extraordinary loss.....................................  $  (.75)   $    --    $    --
     Net income.............................................  $  3.33    $  3.88    $  3.29
  Proforma:
     Income before extraordinary loss.......................  $  4.01    $  3.85    $  3.25
     Extraordinary loss.....................................  $  (.75)   $    --    $    --
     Net income.............................................  $  3.26    $  3.85    $  3.25
Diluted earnings per share --
  As reported:
     Income before extraordinary loss.......................  $  3.50    $  3.28    $  2.78
     Extraordinary loss.....................................  $  (.62)   $    --    $    --
     Net income.............................................  $  2.88    $  3.28    $  2.78
  Proforma:
     Income before extraordinary loss.......................  $  3.44    $  3.26    $  2.74
     Extraordinary loss.....................................  $  (.62)   $    --    $    --
     Net income.............................................  $  2.82    $  3.26    $  2.74

     Because the SFAS No. 123 method of accounting was not applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

A summary of the status of the stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                 1997                    1996                   1995
                         ---------------------    -------------------    -------------------
                                        WTD                    WTD                    WTD
                                        AVG                    AVG                    AVG
                                      EXERCISE               EXERCISE               EXERCISE
                          SHARES       PRICE      SHARES      PRICE      SHARES      PRICE
                         ---------    --------    -------    --------    -------    --------
Options outstanding at
  beginning of year....    639,500     $22.89     531,169     $22.65     403,500     $21.87
Options granted:
  Employee Plans.......    497,000     $28.28     102,000     $24.13     122,000     $25.70
  Director Plans.......      9,000     $24.35       9,000     $23.74       9,000     $16.82
Options exercised:
  Employee Plans.......    (23,108)    $18.79          --     $   --          --     $   --
  Director Plans.......     (9,000)    $22.67          --     $   --          --     $   --
Options forfeited:
  Employee Plans.......     (3,000)    $24.36      (2,669)    $24.09      (3,331)    $24.57
  Director Plans.......         --     $   --          --     $   --          --     $   --
                         ---------                -------                -------
Options outstanding at
  end of year..........  1,110,392     $25.40     639,500     $22.89     531,169     $22.65
                         ---------                -------                -------
Options exercisable at
  end of year..........    578,069     $22.95     551,179     $23.12     365,537     $23.32
                         ---------                -------                -------
Weighted average fair
  value per share of
  option granted --
  Employee Plans.......  $    8.49                $  8.39                $  7.87
  Director Plans.......  $    9.64                $  9.97                $  7.96

     Options outstanding at December 31, 1997 had exercise prices ranging from $15.13 to $36.25 per share and a weighted average remaining contractual life of
7.9 years. Options exercisable at December 31, 1997 had a weighted average remaining contractual life of 7.9 years.

     The fair value of each option granted in 1997, 1996 and 1995 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 6.1% for 1997, 6.6% for 1996 and 5.9% for 1995; expected lives of 5.5 years in 1997, 7.1 years for 1996 and 6.1 years for 1995; and expected volatility of 25.0% for all three years.

  Stock Payment Plan

     The Company's employee stock payment plan (the "Payment Plan") provides that up to 25% of a key employee's annual incentive pay (compensation other than base salary), which is charged to expense when earned, may be payable in shares of the Company's common stock as determined by the Company's Board of Directors, of which up to 50% of the shares payable will vest to the employee not later than two years after the end of the incentive compensation year and will expire in the event the employee is not employed by the Company on the vesting date. Shares to be issued under the Payment Plan will be valued at the average closing price of the common stock for a ten consecutive trading day period as defined in the Payment Plan, but in no event will the average closing price be less than 95% of the average closing price of the common stock for the 20 consecutive trading day period as defined in the Payment Plan. The Payment Plan, as extended (which extension is subject to stockholder approval), has a 15-year term and commenced on January 1, 1994. In 1997,

                     U.S. HOME CORPORATION AND SUBSIDIARIES

18,559 shares were issued to corporate officers and key employees at prices ranging from $16.74 to $28.21, in 1996, 7,905 shares were issued to officers and key employees at prices ranging from $25.05 to $27.93 per share and in 1995, 21,731 shares were issued to officers and key employees at prices ranging from $16.74 to $17.99 per share. As of December 31, 1997, 201,805 shares were available for issuance under the Payment Plan.

  Restricted Stock Plan

     The Company has a restricted stock plan (the "Restricted Plan") for officers and other key employees. Under the Restricted Plan, a maximum of 250,000 shares of the Company's common stock may be granted as restricted stock. Shares granted under the Restricted Plan will be granted at the average closing price of the common stock for a ten consecutive trading day period as defined in the Restricted Plan. Participants in the Restricted Plan may not dispose of any of the stock granted for five years from date of grant. Restrictions lapse at the rate of 20% of the stock granted per year, commencing with the end of the fifth year. As defined in the Restricted Plan, as amended, the lapsing of the restrictions may be accelerated if certain stipulated improvements in the Company's return on assets or return on sales over the base years are achieved or if a change in control occurs.

     In 1997 and 1995, a total of 146,008 restricted shares of the Company's common stock were issued to officers and other key employees. The market value of the shares issued has been charged to stockholders' equity as Unearned Compensation on Restricted Stock and is being amortized to expense over the term of Restricted Plan.

  Non-Employee Director Stock Plan

     In 1997, the Company adopted a stock plan for non-employee directors (the "Director Stock Plan"), effective in 1997, but is subject to stockholder approval which will be sought at the 1998 annual meeting of stockholders. Under the Director Stock Plan, a maximum of 100,000 shares of the Company's common stock may be granted to nonemployee directors as compensation for services as a director. Shares granted under the Director Stock Plan will be granted annually in an amount equal to each directors' base retainer at the closing price of the common stock on date of grant; provided, that so long as the Class B warrants are outstanding the grant price will not be less than 95% of the average closing price of the common stock for the 20 consecutive trading days prior to the date of grant.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(6) EARNINGS PER SHARE

     Basic earnings per common share includes the weighted average number of common shares outstanding for the periods. Diluted earnings per common share includes (i) the dilutive effect of the Class B warrants and the convertible redeemable preferred stock through its redemption and conversion in March 1997,
(ii) the assumed exercise of stock options and (iii) the assumed conversion of the Debentures through their redemption and conversion in September 1997. The following table summarizes the basic earnings per common share and diluted earnings per common share computations for 1997, 1996 and 1995:

                                                 1997           1996           1995
                                              -----------    -----------    -----------
Basic earnings per common share:
  Income before extraordinary loss..........  $    47,187    $    44,188    $    36,920
  Extraordinary loss........................        8,650             --             --
                                              -----------    -----------    -----------
  Net income................................  $    38,537    $    44,188    $    36,920
                                              ===========    ===========    ===========
  Weighted average number of common
     shares.................................   11,573,094     11,383,720     11,220,178
                                              ===========    ===========    ===========
  Earnings per common share --
     Income before extraordinary loss.......  $      4.08    $      3.88    $      3.29
     Extraordinary loss.....................  $      (.75)   $        --    $        --
     Net income.............................  $      3.33    $      3.88    $      3.29

Diluted earnings per common share:
  Income before interest applicable to
     convertible subordinated debentures and
     extraordinary loss.....................  $    47,187    $    44,188    $    36,920
  Interest applicable to convertible
     subordinated debentures, net of income
     taxes..................................        1,818          2,480          2,006
                                              -----------    -----------    -----------
  Income before extraordinary loss, assuming
     dilution...............................       49,005         46,668         38,926
  Extraordinary loss........................        8,650             --             --
                                              -----------    -----------    -----------
  Net income, assuming dilution.............  $    40,355    $    46,668    $    38,926
                                              ===========    ===========    ===========
  Weighted average number of common
     shares.................................   11,573,094     11,383,720     11,220,178
  Incremental shares from assumed
     conversions --
     Convertible preferred stock............       19,070        185,247        353,240
     Contingent common shares...............       29,253         16,888          3,411
     Stock options..........................      208,514         47,372         30,151
     Class B warrants.......................      650,259        325,212        166,119
     Convertible subordinated debentures....    1,555,856      2,253,521      2,253,521
                                              -----------    -----------    -----------
  Adjusted weighted average number of common
     shares.................................   14,036,046     14,211,960     14,026,620
                                              ===========    ===========    ===========
  Earnings per common share --
     Income before extraordinary loss.......  $      3.50    $      3.28    $      2.78
     Extraordinary loss.....................  $      (.62)   $        --    $        --
     Net income.............................  $      2.88    $      3.28    $      2.78

     For the year ended December 31, 1997, diluted earnings per common share were based on 14,036,046 common shares (the "shares") which included the dilutive effect of the weighted average number of shares potentially issuable
(i) for the conversion of the Debentures through their redemption on September 10, 1997 (1,555,856 shares) and (ii) for the exercise of the Class B warrants (650,259 shares). Diluted earnings per

                     U.S. HOME CORPORATION AND SUBSIDIARIES
common share in subsequent periods compared to 1997 will be impacted by the redemption of the Debentures, which eliminated 1,950,655 shares, net of 302,866 shares issued upon conversion, from dilution and by the potential dilutive effect of up to 1,236,062 additional shares issuable upon exercise of the Class B warrants which expire in June 1998.

(7) PROFIT SHARING

     The Company has a qualified profit sharing plan for the benefit of its employees which may be terminated at any time at the option of the Company. The annual contributions may be made in such amount as the Board of Directors of the Company determines, limited to 15% of the total compensation (as defined in the profit sharing plan) of all participating employees. The aggregate amounts accrued for contribution to the profit sharing plan for distribution to employees were $1,200 in 1997, $1,051 in 1996 and $991 in 1995.

(8) COMMITMENTS AND CONTINGENCIES

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

     As of December 31, 1997, the Company had refundable and nonrefundable deposits totaling $33,343 for options and contracts to purchase undeveloped land and finished lots having a total purchase price of approximately $339,000. The Company had incurred pre-development costs of $56,812 relating to these properties. These options expire at various dates through 2006.

     At December 31, 1997, the Company, in connection with managing interest costs, had an interest rate swap agreement outstanding with a notional amount of $50,000. The fair value of the agreement at December 31, 1997 was $502. The fair value is based on the estimated termination value and represents the amount the Company would have to pay to terminate the agreement at December 31, 1997. While the outstanding balance of the Credit Facility may fluctuate (average balance of approximately $36,200 for the fourth quarter of 1997), the Company anticipates that the average balance of the borrowings during the remaining term of the agreement will generally be in excess of the national amount.

     The Company is involved from time to time in litigation arising from the normal course of business, none of which, in the opinion of the Company, are expected to have a material adverse effect on the financial position or results of operations of the Company.

  Financial Services

     At December 31, 1997, Mortgage, in connection with managing the interest rate market risk on its inventory loans held for sale of $45,455 and Loan Quotes of $22,443, had outstanding $41,345 (face amount of $42,000 and estimated fair value of $41,539) of Forward Contracts and $22,882 of Forward Commitments which expire over the next three months, when the inventory loans are expected to be sold and Loan Quotes are expected to close. At December 31, 1997, the estimated fair value of the inventory loans and Loan Quotes hedged by Forward Contracts and not covered by the Forward Commitments was $44,130.

     Mortgage reduces its risk of nonperformance under the Hedging Contracts by entering into those contracts with reputable security dealers and investors and evaluating their financial condition. However, there is a risk if certain of the Loan Quotes do not close or are renegotiated in a declining interest rate market and close at lower prices. Mortgage reduces this risk by collecting commitment fees on certain of the Loan Quotes

                     U.S. HOME CORPORATION AND SUBSIDIARIES
along with entering into Forward Commitments to deliver loans to investors on a best efforts basis and adjusting, from time to time, the estimate of loan closings covered by Forward Contracts.

(9) UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the years ended December 31, 1997 and 1996 is as follows:

                                                        THREE MONTHS ENDED
                                      ------------------------------------------------------
                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                        1997         1997          1997             1997
                                      ---------    --------    -------------    ------------
Housing --
  Operating revenues................  $310,648     $334,011      $330,379         $319,062
  Cost of products sold.............  $255,580     $275,641      $269,314         $259,036
  Operating income..................  $ 17,501     $ 18,265      $ 20,798         $ 20,876
  Financial Services --
  Operating revenues................  $  5,385     $  6,530      $  6,888         $  6,849
  Operating income..................  $  1,510     $  2,340      $  2,433         $  2,884
Corporate General and
  Administrative....................  $  2,911     $  3,092      $  2,553         $  3,151
Income before Extraordinary Loss....  $ 10,143     $ 11,033      $ 13,028         $ 12,983
Extraordinary Loss..................  $     --     $     --      $  8,650         $     --
Net Income..........................  $ 10,143     $ 11,033      $  4,378         $ 12,983
Basic Earnings Per Common Share:
  Income before extraordinary
     loss...........................  $    .88     $    .96      $   1.13         $   1.11
  Extraordinary loss................  $     --     $     --      $   (.75)        $     --
  Net income........................  $    .88     $    .96      $    .38         $   1.11
Diluted Earnings Per Common Share:
  Income before extraordinary
     loss...........................  $    .75     $    .82      $    .94         $   1.00
  Extraordinary loss................  $     --     $     --      $   (.60)        $     --
  Net income........................  $    .75     $    .82      $    .34         $   1.00

                                                       THREE MONTHS ENDED
                                     -------------------------------------------------------
                                     MARCH 31,    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                       1996         1996           1996             1996
                                     ---------    ---------    -------------    ------------
Housing --
  Operating revenues.............    $267,907     $ 288,428      $312,275         $322,596
  Cost of products sold..........    $218,350     $ 235,563      $253,756         $264,227
  Operating income...............    $ 16,276     $  17,348      $ 20,644         $  7,939
Financial Services --
  Operating revenues.............    $  4,855     $   4,808      $  5,397         $  5,184
  Operating income...............    $  1,154     $   1,471      $  1,427         $  1,342
Corporate General and
  Administrative.................    $  2,754     $   2,993      $  2,945         $  3,008
Net Income.......................    $  9,319     $  10,050      $ 12,145         $ 12,674
Basic Earnings Per Common
  Share..........................    $    .83     $     .88      $   1.06         $   1.11
Diluted Earnings Per Common
  Share..........................    $    .69     $     .75      $    .91         $    .94

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(10) RECEIVABLES

     The Company had housing and financial services receivables of approximately $3,679 in 1997 and $1,973 in 1996 that were due after one year. The 1997 balance due after one year included notes and mortgage notes receivable of $372 with interest rates ranging from 8.0% to 10.0%. A majority of the balance matures within six years.

(11) ACCRUED EXPENSES

     At December 31, 1997 and 1996, accrued expenses and other current liabilities consisted of the following:

                                                               1997      1996
                                                              -------   -------
Housing --
  Customer deposits.........................................  $28,541   $18,762
  Salaries and other compensation...........................   15,985    13,633
  Interest..................................................   10,113     4,023
  Taxes, other than income taxes............................    5,052     3,739
  Income taxes..............................................    3,055     1,910
  Other.....................................................    6,102     8,905
                                                              -------   -------
                                                              $68,848   $50,972
                                                              =======   =======
Financial Services --
  Accounts payable..........................................  $14,299   $14,621
  Other.....................................................    6,767     6,233
                                                              -------   -------
                                                              $21,066   $20,854
                                                              =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

  Financial Disclosure

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of the Company is incorporated by reference from the Nominees for Directors Section, pages 2 through 4, of the Company's Proxy Statement, dated March 13, 1998, for the Annual Meeting of Stockholders to be held on April 22, 1998, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934 (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information is incorporated by reference from the Executive Compensation Section, pages 6 through 9 of the 1998 Proxy Statement (see Part I-Item 4, Executive Officers of the Company).

ITEM 12. COMMON STOCK

     The information relating to the security ownership of certain beneficial owners and management is incorporated by reference from the Security Ownership of Management and Certain Beneficial Owners Section, pages 16 and 17 of the 1998 Proxy Statement.

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


      2.5             -- Findings of Fact, Conclusions of Law and Order Confirming the First Amended Joint
                         Plan of Reorganization of certain affiliates of U.S. Home Corporation. Incorporated by reference from exhibit 28.2 to U.S. Home Corporation's Current Report on Form 8-K
                         filed June 9, 1993.
      3.1             -- Restated Certificate of Incorporation of U.S. Home Corporation effective on June 21,
                         1993. Incorporated by reference from exhibit 3.1 to Registration Statement on Form
                         S-3 of U.S. Home Corporation (Registration No. 33-68966).
      3.1(i)          -- Certificate of Amendment of Restated Certificate of Incorporation as filed with the
                         State of Delaware on May 13, 1994. Incorporated by reference from exhibit 3.1 to
                         U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended June 30,
                         1994.
      3.1(ii)         -- Certificate of Retirement, dated as of September 11, 1995. Incorporated by reference from exhibit 3.1 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the
                         period ended September 30, 1996.
      3.1(iii)        -- Certificate of Retirement, dated as of July 31, 1996. Incorporated by reference from exhibit 3.2 to U.S. Home Corporation's Quarterly Report on 10-Q for the period ended
                         September 30, 1996.
      3.1(iv)         -- Certificate of Retirement, dated as of June 16, 1997. Incorporated by reference from exhibit 3.1 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
      3.2             -- Certificate of Designation, Preferences and Rights of Series A Junior Non-Cumulative
                         Preferred Stock as filed with the State of Delaware on December 2, 1996.
      3.3             -- Amended and Restated By-Laws of U.S. Home Corporation, dated as of October 17, 1996.
                         Incorporated by reference from exhibit 3.1 (ii) to U.S. Home Corporation's Current
                         Report on Form 8-K filed November 8, 1996.
     10.1             -- Amended and Restated Credit Agreement, dated as of May 28, 1997, between U.S. Home
                         Corporation and The First National Bank of Chicago, as Agent. Incorporated by
                         reference from exhibit 10.1 to U.S. Home Corporation's Quarterly Report on Form 10-Q
                         for period ended June 30, 1997.
     10.1(i)          -- Consent and First Amendment to Amended and Restated Credit Agreement, dated as of
                         August 22, 1997, between U.S. Home Corporation and The First National Bank of
                         Chicago, as Agent. Incorporated by reference to exhibit 10 to U.S. Home
                         Corporation's Current Report on Form 8-K dated August 25, 1997.
     10.1(ii)         -- Commitments and Acceptances, each dated October 8, 1997, among U.S. Home
                         Corporation, as borrower, The First National Bank of Chicago, as Agent, and each of
                         AmSouth Bank, Credit Lyonnais New York Branch, The First National Bank of Chicago,
                         Comerica Bank and Guaranty Federal Bank, F.S.B., each as an Accepting Lender relating to the Amended and Restated Credit Agreement with First National Bank of
                         Chicago, as Agent. Incorporated by reference from exhibit 10.7 to U.S. Home
                         Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
     10.1(iii)        -- Consent and Second Amendment to Amended and Restated Credit Agreement, dated as of
                         January 15, 1998 between U.S. Home Corporation and The First National Bank of
                         Chicago, as Agent. Incorporated by reference to exhibit 10 to U.S. Home
                         Corporation's Current Report on Form 8-K dated January 15, 1998.


     10.2             -- Trust Indenture, dated as of June 21, 1993, by and between U.S. Home Corporation and
                         IBJ Schroder Bank & Trust Company, as trustee, relating to U.S. Home Corporation's
                         9.75% Senior Notes due 2003. Incorporated by reference from exhibit 10.2 to
                         Registration Statement on Form S-3 of U.S. Home Corporation (Registration No.
                         33-68966).
     10.2(i)          -- Supplemental Indenture, dated as of September 23, 1997 between U.S. Home Corporation and IBJ Schroder Bank & Trust Company, as trustee, with respect to the indenture relating to the 9.75% Senior Notes due 2003. Incorporated by reference from exhibit
                         10.5 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended
                         September 30, 1997.
     10.3             -- Senior Indenture, dated as of February 16, 1996, by and between U.S. Home
                         Corporation and IBJ Schroder Bank & Trust Company, as Trustee, relating to U.S. Home
                         Corporation's 7.95% Senior Notes due 2001. Incorporated by reference from exhibit
                         4.1 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended
                         March 31, 1996.
     10.3(i)          -- Officers' Certificate, dated February 16, 1996, establishing the form and terms of the $75 million aggregate principal amount of 7.95% Senior Notes due 2001.
                         Incorporated by reference from exhibit 4.2 to U.S. Home Corporation's Quarterly
                         Report on Form 10-Q for the period ended March 31, 1996.
     10.4             -- Senior Indenture, dated as of August 28, 1997, by and between U.S. Home Corporation and IBJ Schroder Bank & Trust Company, as trustee, relating to U.S. Home
                         Corporation's 8.25% Senior Notes due 2004. Incorporated by reference from exhibit
                         10.2 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended
                         September 30, 1997.
     10.4(i)          -- Officer's Certificate establishing the form and terms of the 8.25% Senior Notes due
                         2004. Incorporated by reference from exhibit 4.2 to U.S. Home Corporation's Current
                         Report on Form 8-K dated January 15, 1998.
     10.5             -- Senior Subordinated Indenture, dated as of August 28, 1997, by and between U.S. Home
                         Corporation and IBJ Schroder Bank & Trust Company, as trustee, relating to U.S. Home
                         Corporation's 8.88% Senior Subordinated Notes due 2007. Incorporated by reference from exhibit 10.3 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the
                         period ended September 30, 1997.
     10.5(i)          -- Officer's Certificate establishing the form and terms of the 8.88% Senior
                         Subordinated Notes due 2007. Incorporated by reference from exhibit 4.3 to U.S. Home
                         Corporation's Current Report on Form 8-K dated January 15, 1998.
     10.6             -- Officers' Certificate establishing the form and terms of the 7.75% Senior Notes due
                         2005.
     10.7             -- Rights Agreement, dated as of November 7, 1996, between U.S. Home Corporation and
                         First Chicago Trust Company of New York, and exhibits thereto. Incorporated by reference from exhibit 4 to U.S. Home Corporation's Current Report on Form 8-K/A
                         Amendment No. 1 filed November 18, 1996.
     10.8             -- Warrant Agreement, dated as of June 21, 1993, between U.S. Home Corporation and
                         First Chicago Trust Company of New York (as successor to The First National Bank of
                         Boston) relating to U.S. Home Corporation's Class B Warrants. Incorporated by
                         reference from exhibit 10.3 to Registration Statement on Form S-3 of U.S. Home
                         Corporation (Registration No. 33-68966).
     10.9             -- U.S. Home Corporation 1997 Employees' Stock Option Plan. Incorporated by reference from exhibit 10.7 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.


     10.10            -- U.S. Home Corporation Amended and Restated 1996 Employees' Stock Option Plan.
                         Incorporated by reference from exhibit 10.8 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.
     10.11            -- U.S. Home Corporation's Amended and Restated 1993 Employees' Stock Option Plan.
                         Incorporated by reference from exhibit 10.9 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.
     10.12            -- U.S. Home Corporation's Amended and Restated Non-Employee Directors' Stock Option
                         Plan. Incorporated by reference from exhibit 10.10 to U.S. Home Corporation's Annual
                         Report on Form 10-K for the year ended December 31, 1996.
     10.13            -- U.S. Home Corporation's Amended and Restated Employee Stock Payment Plan.
                         Incorporated by reference from exhibit 10.11 to U.S. Home Corporation's Annual
                         Report on Form 10-K for the year ended December 31, 1996.
     10.14            -- U.S. Home Corporation's Corporate Officers and President of Operations Restricted
                         Stock Plan. Incorporated by reference from exhibit 10.8 to U.S. Home Corporation's
                         Annual Report on Form 10-K for the year ended December 31, 1994.
     10.15            -- Non-Employee Director Stock Plan.
     10.16            -- U.S. Home Corporation's 1998 Non-Employee Directors' Stock Option Plan.
     10.17            -- U.S. Home Corporation's Corporate Officers Incentive Compensation Program for the
                         Incentive Period January 1, 1998 to December 31, 1998.
     10.18            -- U.S. Home Corporation's Key Employees' Severance Plan. Incorporated by reference from exhibit 10.14 to U.S. Home Corporation's Annual Report on Form 10-K for the
                         year ended December 31, 1996.
     10.19            -- U.S. Home Corporation's Amended and Restated Retirement Plan for Non-Employee
                         Directors. Incorporated by reference from exhibit 10.6 to U.S. Home Corporation's
                         Quarterly Report on Form 10-Q for the period ended September 30, 1997.
     10.20            -- Corrected copy of Amended and Restated Employment and Consulting Agreement, dated as of October 17, 1995, between U.S. Home Corporation and Robert J. Strudler.
                         Incorporated by reference from exhibit 10.3 to U.S. Home Corporation's Quarterly
                         Report on Form 10-Q for the period ended September 30, 1996.
     10.20(i)         -- First Amendment to Amended and Restated Employment and Consulting Agreement, dated as of February 11, 1997, between U.S. Home Corporation and Robert J. Strudler.
                         Incorporated by reference from exhibit 10.16(i) to U.S. Home Corporation's Annual
                         Report on Form 10-K for the year ended December 31, 1996.
     10.21            -- Corrected copy of Amended and Restated Employment and Consulting Agreement, dated as of October 17, 1995, between U.S. Home Corporation and Isaac Heimbinder.
                         Incorporated by reference from exhibit 10.4 to U.S. Home Corporation's Quarterly
                         Report on Form 10-Q for the period ended September 30, 1996.
     10.21(i)         -- First Amendment to Amended and Restated Employment and Consulting Agreement, dated as of February 11, 1997, between U.S. Home Corporation and Isaac Heimbinder.
                         Incorporated by reference from exhibit 10.17(i) to U.S. Home Corporation's Annual
                         Report on Form 10-K for the year ended December 31, 1996.
     10.22            -- Registration Rights Agreement, dated as of June 21, 1993, between U.S. Home
                         Corporation and Loomis, Sayles & Company Incorporated, on behalf of certain holders of the common stock of U.S. Home Corporation. Incorporated by reference from exhibit
                         10.10 to Registration Statement on Form S-3 of U.S. Home Corporation (Registration
                         No. 33-68966).


     10.23            -- Trust Agreement, dated December 18, 1986, between U.S. Home Corporation, as Grantor, and Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Isaac
                         Heimbinder. Incorporated by reference from exhibit 10.25 to U.S. Home Corporation's
                         Annual Report on Form 10-K for the year ended December 31, 1986.
     10.24            -- Trust Agreement, dated December 18, 1986, between U.S. Home Corporation, as Grantor, and Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for
                         Robert J. Strudler. Incorporated by reference from exhibit 10.26 to U.S. Home
                         Corporation's Annual Report on Form 10-K for the year ended December 31, 1986.
     10.25            -- Letter, dated as of March 20, 1990, between U.S. Home Corporation and William E.
                         Reichard, as Successor Trustee, with respect to Trust Agreements dated December 18,
                         1986 between U.S. Home Corporation, as Grantor, Kenneth J. Hanau, Jr., as Trustee,
                         with respect to retirement benefits for Robert J. Strudler and Isaac Heimbinder.
                         Incorporated by reference from exhibit 10.19 to U.S. Home Corporation's Annual
                         Report on Form 10-K for the year ended December 31, 1992.
     10.26            -- First Amended and Restated Warehousing Credit and Security Agreement (single-family mortgage loans), dated as of August 31, 1995, between U.S. Home Mortgage Corporation and Residential Funding Corporation. Incorporated by reference from exhibit 10.2 to
                         U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September
                         30, 1995.
     10.26(i)         -- First Amendment to First Amended and Restated Warehousing Credit and Security
                         Agreement (single-family mortgage loans), dated as of December 27, 1995, between
                         U.S. Home Mortgage Corporation and Residential Funding Corporation. Incorporated by
                         reference from exhibit 10.19(I) to U.S. Home Corporation's Annual Report on Form
                         10-K for the year ended December 31, 1995.
     10.26(ii)        -- Second Amendment to First Amended and Restated Warehousing Credit and Security
                         Agreement (single-family mortgage loans), dated as of August 30, 1996, between U.S.
                         Home Mortgage Corporation and Residential Funding Corporation. Incorporated by
                         reference from exhibit 10.2 to U.S. Home Corporation's Quarterly Report on Form 10-Q
                         for the period ended September 30, 1996. Incorporated by reference from exhibit
                         10.22(ii) to U.S. Home Corporation's Annual Report on Form 10-K for the year ended
                         December 31, 1996.
     10.26(iii)       -- Third Amendment to First Amended and Restated Warehousing Credit and Security
                         Agreement (single-family mortgage loans), dated as of January 2, 1997, between U.S.
                         Home Mortgage Corporation and Residential Funding Corporation. Incorporated by
                         reference from exhibit 10.22 (iii) to U.S. Home Corporation's Annual Report on Form
                         10-K for the year ended December 31, 1996.
     10.26(iv)        -- Fourth Amendment to First Amended and Restated Warehousing Credit and Security
                         Agreement (single family mortgage loans), dated as of June 25, 1997 between U.S.
                         Home Mortgage Corporation and Residential Funding Corporation. Incorporated by
                         reference from exhibit 10.2 to U.S. Home Corporation's Quarterly Report on Form 10-Q
                         for the period ended June 30, 1997.
     10.26(v)         -- Fifth Amendment to First Amended and Restated Warehousing Credit and Security
                         Agreement (single family mortgage loans), dated as of August 28, 1997 between U.S.
                         Home Mortgage Corporation and Residential Funding Corporation. Incorporated by
                         reference from exhibit 10.1 to U.S. Home Corporation's Quarterly Report on Form 10-Q
                         for the period ended September 30, 1997.
     10.27            -- U.S. Home Corporation's Amortizing Incentive Plan. Incorporated by reference from exhibit 4.2 to Registration Statement on Form S-8 of U.S. Home Corporation
                         (Registration No. 33-64712).


     10.28            -- Form of Indemnification Agreement for directors and executive officers. Incorporated by reference from exhibit 10.15 to Amendment No. 2 to Registration Statement on Form
                         S-1 of U.S. Home Corporation (Registration No. 33-60638).
     21               -- Subsidiaries of U.S. Home Corporation
     23               -- Consent of Independent Public Accountants
     27               -- Financial Data Schedule

     (b) Report on Form 8-K

     No Current Report on Form 8-K was filed by the Company during October, November or December 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 1998                     U.S. HOME CORPORATION

                                            By:    /s/ ISAAC HEIMBINDER
                                              ----------------------------------
                                              Isaac Heimbinder
                                              President, Co-Chief Executive
                                                Officer and Chief Operating
                                                Officer

                                            By:   /s/ CHESTER P. SADOWSKI
                                              ----------------------------------
                                              Chester P. Sadowski
                                              Vice President, Controller and
                                              Chief Accounting Officer
                                              (principal accounting officer)

                                            By:    /s/ THOMAS A. NAPOLI
                                              ----------------------------------
                                              Thomas A. Napoli
                                              Vice President-Corporate Finance
                                              and Treasurer (principal financial
                                              officer)

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

                      SIGNATURE                                        TITLE                         DATE
                      ---------                                        -----                         ----

                /s/ ROBERT J STRUDLER                  Director, Chairman and Co-Chief        February 13, 1998
-----------------------------------------------------    Executive Officer (principal
                  Robert J Strudler                      executive officer)

                /s/ ISAAC HEIMBINDER                   Director, President, Co-Chief          February 13, 1998
-----------------------------------------------------    Executive Officer and Chief
                  Isaac Heimbinder                       Operating Officer

                   /s/ GLEN ADAMS                      Director                               February 13, 1998
-----------------------------------------------------
                     Glen Adams

                /s/ STEVEN L. GERARD                   Director                               February 13, 1998
-----------------------------------------------------
                  Steven L. Gerard

              /s/ KENNETH J. HANAU, JR.                Director                               February 13, 1998
-----------------------------------------------------
                Kenneth J. Hanau, Jr.

               /s/ MALCOLM T. HOPKINS                  Director                               February 13, 1998
-----------------------------------------------------
                 Malcolm T. Hopkins

                /s/ CHARLES A. MCKEE                   Director                               February 13, 1998
-----------------------------------------------------
                  Charles A. McKee

                      SIGNATURE                                        TITLE                           DATE
------------------------------------------------------  ------------------------------------  ----------------------

               /s/ GEORGE A. POOLE, JR.                 Director                                February 13, 1998
------------------------------------------------------
                 George A. Poole, Jr.

                  /s/ HERVE RIPAULT                     Director                                February 13, 1998
------------------------------------------------------
                    Herve Ripault

                  /s/ JAMES W. SIGHT                    Director                                February 13, 1998
------------------------------------------------------
                    James W. Sight

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------

         10.6            -- Officers' Certificate establishing the form and terms of the 7.75% Senior Notes due 2005
         10.15           -- Non-Employee Directors Stock Plan
         10.16           -- U.S. Home Corporation's 1998 Non-Employee Directors'
                            Stock Option Plan
         10.17           -- U.S. Home Corporation's Corporate Officers Incentive
                            Compensation Program for the Incentive Period January 1,
                            1998 to December 31, 1998
         21              -- Subsidiaries of U.S. Home Corporation
         23              -- Consent of Independent Public Accountants
         27              -- Financial Data Schedule