Form 10-Q
period 1998-03-31
U S HOME CORP /DE/
filed 1998-05-15
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1998

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE
    EXCHANGE ACT OF 1934

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

            Class                         Outstanding at April 30, 1998
Common stock, $.01 par value                    11,842,203 shares

                           U.S. HOME CORPORATION
                           ---------------------

                                   INDEX
                                   -----

                                                                         Page
                                                                        Number
                                                                        ------
Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated Condensed Balance
                     Sheets--March 31, 1998 and December 31, 1997         3

                     Consolidated Condensed Statements
                     of Operations--Three Months Ended
                     March 31, 1998 and 1997                              5

                     Consolidated Condensed Statements
                     of Cash Flows--Three Months Ended
                     March 31, 1998 and 1997                              6

                     Notes to Consolidated Condensed
                     Financial Statements                                 7

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          12

Part II.    Other Information

            Item 2.  Changes in Securities                               18

            Item 5.  Other Information                                   18

            Item 6.  Exhibits and Reports on Form 8-K                    19

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

                                   ASSETS
                                   ------

                                                    March 31,     December 31,
                                                      1998            1997
                                                   -----------    ------------
                                                   (Unaudited)
HOUSING:
   Cash (including restricted funds) ........        $    8,968     $    6,270
   Receivables, net .........................            45,788         42,595
   Single-Family Housing Inventories ........           853,569        789,236
   Option Deposits on Real Estate ...........            87,490         90,155
   Other Assets .............................            63,973         54,006
                                                     ----------     ----------
                                                      1,059,788        982,262
                                                     ----------     ----------

FINANCIAL SERVICES:
   Cash (including restricted funds) ........             6,112          5,492
   Residential Mortgage Loans ...............            72,115         69,209
   Other Assets .............................             9,803         10,151
                                                     ----------     ----------
                                                         88,030         84,852
                                                     ----------     ----------

                                                     $1,147,818     $1,067,114
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
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                  March 31,      December 31,
                                                    1998             1997
                                                -------------    -------------
                                                (Unaudited)
HOUSING:
  Accounts Payable ........................       $     96,307   $     92,160
  Accrued Expenses and Other Current
    Liabilities ...........................             64,602         68,848
  Revolving Credit Facility ...............             21,000         29,000
  Long-Term Debt ..........................            463,220        395,918
                                                  ------------   ------------
                                                       645,129        585,926
                                                  ------------   ------------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current
    Liabilities ...........................             28,153         21,067
  Revolving Credit Facility ...............             35,244         40,343
                                                  ------------   ------------
                                                        63,397         61,410
                                                  ------------   ------------
    Total Liabilities .....................            708,526        647,336
                                                  ------------   ------------

STOCKHOLDERS' EQUITY:
  Common  Stock, $.01 par  value,
    authorized 50,000,000  shares,
    outstanding 11,822,455 shares at
    March 31, 1998 and 11,762,518
    shares at December 31, 1997 ...........                119            119
  Capital In Excess of Par Value ..........            368,517        368,277
  Retained Earnings .......................             75,387         57,358
  Unearned Compensation on Restricted
    Stock .................................             (1,696)        (1,770)
                                                  ------------   ------------
                                                       442,327        423,984
  Less Treasury Stock, at cost, 115,160
    shares at March 31, 1998 and 157,743
    shares at December  31, 1997 ..........              3,035          4,206
                                                  ------------   ------------
    Total Stockholders' Equity ............            439,292        419,778
                                                  ------------   ------------
                                                  $  1,147,818   $  1,067,114
                                                  ============   ============

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

                                                     Three Months Ended
                                                          March 31,
                                                    -----------------------
                                                      1998            1997
                                                    ---------     ---------
HOUSING:
  Operating Revenues ...........................    $ 327,443     $ 310,648
                                                    ---------     ---------
  Operating Costs and Expenses -
    Cost of products sold ......................      264,845       255,580
    Selling, general and administrative ........       33,305        29,687
    Interest ...................................        9,176         7,880
                                                    ---------     ---------
                                                      307,326       293,147
                                                    ---------     ---------
  Housing Operating Income .....................       20,117        17,501
                                                    ---------     ---------
FINANCIAL SERVICES:
  Operating Revenues ...........................        7,102         5,385
  General, Administrative and Other Expenses ...        4,702         3,875
                                                    ---------     ---------
  Financial Services Operating Income ..........        2,400         1,510
                                                    ---------     ---------
CORPORATE GENERAL AND ADMINISTRATIVE ...........        3,334         2,911
                                                    ---------     ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS .........................................       19,183        16,100
                                                    ---------     ---------
PROVISION FOR INCOME TAXES:
  Federal and State Income Taxes ...............        7,098         5,957
  Tax Benefit ..................................       (7,474)         --
                                                    ---------     ---------
                                                         (376)        5,957
                                                    ---------     ---------
INCOME BEFORE EXTRAORDINARY LOSS ...............       19,559        10,143
EXTRAORDINARY LOSS FROM EARLY RETIREMENT
  OF DEBT, NET OF INCOME TAX BENEFIT OF
  $899 IN 1998 .................................        1,530          --
                                                    =========     =========
NET INCOME .....................................    $  18,029     $  10,143
                                                    =========     =========
BASIC EARNINGS PER SHARE:
  Income Before Extraordinary Loss .............    $    1.66     $     .88
  Extraordinary loss ...........................    $    (.13)    $    --
  Net income ...................................    $    1.53     $     .88
DILUTED EARNINGS PER SHARE:
  Income Before Extraordinary Loss .............    $    1.49     $     .75
  Extraordinary Loss ...........................    $    (.12)    $    --
  Net Income ...................................    $    1.37     $     .75

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

                                                         Three Months Ended
                                                             March 31,
                                                         -------------------
                                                           1998         1997
                                                         ---------   --------
Net Cash Provided (Used) by Operating Activities ..      $(41,606)   $  5,419
                                                         --------    --------
Net Cash Flows From Investing Activities:
  Decrease (increase) in restricted cash ..........        (2,946)        209
  Principal collections on investments in
    mortgage loans ................................         1,396         761
  Purchase of property, plant and equipment,
    net of disposals ..............................        (2,208)       (643)
  Other ...........................................          (554)         10
                                                         --------    --------
  Net cash provided (used) by investing activities         (4,312)        337
                                                         --------    --------

Net Cash Flows From Financing Activities:
  Repayment of revolving credit facilities,
    net of proceeds ...............................       (13,099)      2,821
  Net proceeds from sale of senior notes ..........        98,237        --
  Purchase of senior notes ........................       (38,295)       --
  Repayment of notes and mortgage notes payable ...          (966)     (2,500)
  Other ...........................................           413         (98)
                                                         --------    --------
  Net cash provided by financing activities .......        46,290         223
                                                         --------    --------
Net Increase in Cash ..............................           372       5,979
Cash At Beginning of Period .......................         6,466       8,138
                                                         --------    --------
Cash At End of Period .............................      $  6,838    $ 14,117
                                                         ========    ========

Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing .......................................      $ 14,350    $  4,319
    Financial Services ............................           369         336
                                                         --------    --------
                                                         $ 14,719    $  4,655
                                                         ========    ========
  Income taxes paid ...............................      $  3,359    $  4,557
                                                         ========    ========

         The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   --------------------------------------
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            ----------------------------------------------------
                               March 31, 1998
                               --------------
                           (Dollars in Thousands)
                                (Unaudited)


   (1)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The accompanying consolidated condensed balance sheet as of December 31, 1997, which has been derived from audited financial statements, and the accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
        information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

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

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997 and its results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

        Because of the seasonal nature of the Company's business, the results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full year.

   (2)  INVENTORIES

        The components of single-family housing inventories are as follows:

                                                     March 31,    December 31,
                                                       1998          1997
                                                    ----------    ------------
        Housing completed and under construction ..   $310,535     $302,258
        Models ....................................     85,819       83,943
        Finished lots .............................    143,784      138,747
        Land under development ....................     88,532       75,959
        Land held for development or sale .........    224,899      188,329
                                                      --------     --------
                                                      $853,569     $789,236
                                                      ========     ========

   (3)  REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

        Housing -

        The housing revolving credit facility and long-term debt consist of the following:

                                                       March 31,  December 31,
                                                         1998          1997
                                                      ----------  ------------
         Revolving credit facility ................    $ 21,000     $ 29,000
                                                       --------     --------

         7.95% Senior notes due 2001 ..............      75,000       75,000
         9.75% Senior notes due 2003 ..............      43,109       79,703
         8.25% Senior notes due 2004 ..............     100,000      100,000
         7.75% Senior notes due 2005 ..............      99,745         --
         8.88% Senior subordinated notes due 2007 .     125,000      125,000
         Notes and mortgage notes payable .........      20,366       16,215
                                                       --------     --------
                                                        463,220      395,918
                                                       --------     --------
                                                       $484,220     $424,918
                                                       ========     ========

        The Company has an unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility provides for borrowings of up to a maximum of $180,000, of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivable less the outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At March 31, 1998, $114,389 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the rate announced by the agent bank. The Credit Facility expires on May 31, 2001, but may be extended annually beginning in 1999 for successive one-year periods with the consent of the banks, and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

        From  time to time,  the  Company  may  utilize  interest rate swap
        agreements  to  manage   interest  costs  and  hedge  against risks
        associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. Counterparties to these agreements are major financial institutions. The Company believes that the likelihood of credit loss from counterparty non-performance is remote. At March 31, 1998, the Company had an interest rate swap agreement outstanding with a notional amount of $50,000 which will mature in 2000 and effectively fixed the interest rate on a portion of its Credit Facility borrowings. While the outstanding balance of the Credit Facility may fluctuate (average balance of approximately $22,780 for the first quarter of 1998), the Company anticipates that the average balance of the borrowings in future periods will generally be in excess of the notional amount.

        In January 1998, the Company completed the sale of $100,000 principal amount of its 7.75% senior notes due 2005 (the "2005 Senior Notes") for the purpose of raising proceeds to redeem the balance of its 9.75% senior notes due 2003 (the "2003 Senior
        Notes") which are first callable in June 1998. The 2005 Senior Notes were issued at original issue discount of $263, which is being amortized over the term of the notes. Interest is payable semi-annually commencing on July 15, 1998. On or after January 15, 2003, the 2005 Senior Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 101.29% during the 12 month period beginning January 15, 2003 to 100% (on or after January 15, 2004) of the principal amount thereof, together with accrued and unpaid interest. Upon a change of control of the Company, holders of the 2005 Senior Notes will have the right to require the Company to redeem their notes at a price of 101% of the principal amount thereof, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available at the time of a change of control to make any required repurchases.

        In the first quarter of 1998, the Company used a portion of the proceeds from the sale of the 2005 Senior Notes to purchase in open market transactions $36,594 principal amount of the 2003 Senior Notes. The early retirement of the 2003 Senior Notes resulted in an extraordinary loss of $1,530, net of income tax benefit of $899.

        Financial Services -

        The Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $65,000 under a revolving line of credit (the "Mortgage Credit Facility"), as amended. The Mortgage Credit Facility is secured by residential mortgage loans and mortgage notes receivable, is not guaranteed by the Company, matures on August 31, 1998 and bears interest at a premium over the LIBOR rate.


   (4)  INCOME TAXES

        In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit in the first quarter of 1998 totaling $7,474 related to these deductions. The decrease in the deferred tax liability increased basic and diluted earnings per common share in 1998 by $.63 per share and $.57 per share, respectively.

   (5)  INVESTMENT

        In April 1998, the Company purchased a 13.3% interest in a Mexican home building company, headquartered near the City of Guadalajara, Mexico for $12,759. The Company will account for its investment using the cost method of accounting. As part of this agreement, the Company and the Mexican company agreed to form a joint venture to, among other things, develop, construct and sell affordable housing communities primarily in market areas along the United States/Mexican border, initially in Texas and Arizona.

   (6)  INTEREST

        A summary of housing interest for the three month periods ended March 31, 1998 and 1997 follows:

                                                           1998         1997
                                                        ---------    ---------
        Capitalized at beginning of period ...........   $ 62,950    $ 58,566
        Capitalized ..................................     10,961       8,575
        Previously capitalized interest included in
          interest expense ...........................     (9,176)     (7,880)
        Other ........................................         (7)        (22)
                                                         --------    --------
        Capitalized at end of period .................   $ 64,728    $ 59,239
                                                         ========    ========

        Financial services interest expense for the three month periods ended March 31, 1998 and 1997, was $411 and $309, respectively, and is included in "general, administrative and other expenses" in the accompanying consolidated condensed statements of operations.

   (7)  EARNINGS PER SHARE

        Basic earnings per share includes the weighted average number of common shares outstanding for the periods. Diluted earnings per share includes (i) the dilutive effect of the Class B warrants and the convertible redeemable preferred stock through its redemption and conversion in March 1997, (ii) the assumed exercise of stock options and (iii) the assumed conversion of the 4.875% convertible subordinated debentures through their redemption and conversion in September 1997. The following table summarizes the basic earnings per share and diluted earnings per share computations for the three month periods ended March 31, 1998 and 1997:

                                                    1998             1997
                                                 ------------    ------------
        Basic earnings per share:
          Income before extraordinary loss .     $     19,559    $     10,143
          Extraordinary loss ...............            1,530            --
                                                 ------------    ------------
          Net Income .......................     $     18,029    $     10,143
                                                 ------------    ------------
          Weighted average number of
          common shares .                          11,804,493      11,499.982
                                                 ============    ============
          Earnings per share -
            Income before extraordinary loss     $       1.66    $        .88
            Extraordinary loss .............     $       (.13)   $       --
            New income .....................     $       1.53    $        .88

        Diluted earnings per share:
          Income before interest applicable to
            convertible subordinated debentures
            and extraordinary loss ............  $     19,559    $     10,143
          Interest applicable to convertible
            subordinated debentures, net of
            income taxes ......................          --               655
                                                 ------------    ------------
          Income before extraordinary loss,
            assuming dilution .................        19,559          10,798
          Extraordinary loss ..................         1,530            --
                                                 ------------    ------------
          Net income, assuming dilution .......  $     18,029    $     10,798
                                                 ============    ============
          Weighted average number of common
            shares ............................    11,804,493      11,499,982
          Incremental shares from assumed
            conversions -
            Convertible preferred stock .......          --            77,338
            Contingent common shares ..........        11,495          14,195
            Stock options .....................       427,586          88,435
            Class B warrants ..................       961,165         461,346
            Convertible subordinated debentures          --         2,253,521
                                                 ------------    ------------
          Adjusted weighted average number of
            common shares .....................    13,204,739      14,394,817
                                                 ============    ============
          Earnings per share -
            Income before extraordinary loss ..  $       1.49    $        .75
            Extraordinary loss ................  $       (.12)   $       --
            Net income ........................  $       1.37    $        .75

       For the three month period ended March 31, 1998, diluted earnings per share were based on 13,204,739 common shares (the "shares") which included the dilutive effect of the weighted average number of shares potentially issuable for the exercise of the Class B warrants (961,165 shares). Diluted earnings per share in subsequent periods compared to the three month period ended March 31, 1998 will be impacted by the potential dilutive effect of up to 904,897 additional shares issuable upon exercise of the Class B warrants which expire in June 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

                                  Housing
                                  -------

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                                      Three Months Ended
                                                          March 31,
                                                   --------------------------
                                                    1998              1997
                                                   --------         --------
Revenues-
   Single-family homes .................           $324,310         $308,813
   Land and other ......................              3,133            1,835
                                                   --------         --------
     Total .............................           $327,443         $310,648
                                                   ========         ========
Single-family homes -
   Gross margin amount .................           $ 61,200         $ 54,825
   Gross margin percentage .............               18.9%            17.8%
   Units delivered .....................              1,899            1,869
   Average sales price .................           $170,800         $165,200
   New orders taken ....................              3,496            2,740
   Backlog at end of period:
     Aggregate sales amount ............           $893,245         $685,141
     Units .............................              5,032            3,909
Selling, general and
   administrative expenses as a
   percentage of housing revenues ......               10.2%             9.6%
Interest -
   Paid or accrued .....................           $ 10,961         $  8,575
   Percentage capitalized ..............              100.0%           100.0%
   Previously capitalized
     interest included in
     interest expense ..................           $  9,176         $  7,880
   Percentage of housing revenues ......                2.8%             2.5%

Revenues and Sales -
--------------------

Revenues from sales of single-family homes for the three month period ended March 31, 1998 increased 5% compared to the three month period ended March 31, 1997. The increase resulted primarily from a 2% increase in the number of housing units delivered and a 3% increase in the average sales price. The average sales price is impacted by product mix, geographical mix and changing prices on units delivered.

New orders taken for the three month period ended March 31, 1998 increased 28% compared to the same period in 1997. The increase in new orders in 1998 reflects the continued demand for new single-family homes which the Company believes was brought about by strong consumer confidence and the trending down of mortgage interest rates from mid 1997 that continued through the first quarter of 1998. The Company does not believe that new orders taken for the remainder of 1998 will continue at the first quarter pace due to possible future fluctuations in economic activity, interest rates and consumer confidence. See Part II, "Item 5 - Other Information" on page 18 for a table of unit activity by market for the three month periods ended March 31, 1998 and 1997.

Gross Margins -
---------------

The increase in the gross margin percentage for the three month period ended March 31, 1998 from the same period in 1997 was primarily due to the continuation of strong overall market conditions and gross margin improvements in certain of the Company's markets. In addition, during 1997, gross margins were negatively impacted by a competitive housing environment, resulting in the increased use of sales incentives, the cost of which the Company was not able to offset by increases in the average sales price.

Backlog -
---------

The aggregate amount of sales backlog at March 31, 1998 increased 30% compared to March 31, 1997. The increase in the value of the backlog reflects the increase in the number of units under contract and the increase in the average sales price. Substantially all of the Company's backlog units at March 31, 1998, net of cancellations, are expected to result in revenues during the remainder of 1998.

Selling, General and Administrative Expenses -
----------------------------------------------

As a percentage of housing revenues, selling, general and administrative expenses for the three month period ended March 31, 1998 increased to 10.2% as compared to 9.6% in the same period in 1997. Actual selling, general and administrative expenses for the three month period ended March 31, 1998 increased $3.6 million when compared to the same period in 1997. This increase was primarily due to increased payroll costs and marketing center and other marketing expenses resulting from increased activities, including the increased activities in the retirement and active-adult communities.

Interest -
----------

Interest paid or accrued for the three month period ended March 31, 1998 increased approximately 28% compared to the same period in 1997. The increase in 1998 is primarily due to an increase in the average outstanding debt.

The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any period is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Previously capitalized interest amounts charged to interest expense in the three month period ended March 31, 1998 increased 16% compared to the three month period ended March 31, 1997. The increase was attributable to an increase in the average interest expense per housing unit delivered which was primarily the result of there being more deliveries in 1998 which were from finished lots developed by the Company than in 1997 and less deliveries from finished lots that were acquired under rolling lot options.

                             Financial Services
                             ------------------

Revenues -
----------

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                                          Three Months
                                                             Ended
                                                            March 31,
                                                        -------------------
                                                         1998         1997
                                                        ------       ------
   U.S. Home Mortgage Corporation and
     Subsidiary ...............................         $6,079       $4,387
   Other financial services operations ........          1,023          998
                                                        ------       ------
                                                        $7,102       $5,385
                                                        ======       ======

The increase in U.S. Home Mortgage Corporation's ("Mortgage") revenues for the three month period ended March 31, 1998 when compared to the three month period ended March 31, 1997 was primarily due to the increase in mortgage loan originations and the increase in income from the sale of mortgage loans and servicing rights.

Of the Company's total housing units delivered that were financed (1,552 for the three month period ended March 31, 1998 and 1,503 for the three month period ended March 31, 1997), 82% were financed by Mortgage in 1998 compared to 67% in 1997.


                                   Other
                                   -----

Corporate General and Administrative -
--------------------------------------

Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were 1.0% for the three month period ended March 31, 1998 and .9% for the three month period ended March 31, 1997. Actual corporate general and administrative expenses for the three month period ended March 31, 1998 were $3.3 million, compared to $2.9 million for the three month period ended March 31, 1997.

Income Taxes -
--------------

In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit in the first quarter of 1998 totaling $7.5 million related to these deductions. The decrease in the deferred tax liability increased basic and diluted earnings per common share in 1998 by $.63 per share and $.57 per share, respectively.

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

The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities, including the Credit Facility. In January 1998, the Company sold $100 million principal amount of its 2005 Senior Notes for the purpose of raising funds to redeem the balance of its 2003 Senior Notes which are first callable in June 1998. In the first quarter of 1998, the Company used a portion of the proceeds to purchase in open market transactions $36.6 million principal amount of the 2003 Senior Notes. The Company currently intends to redeem the balance of these notes, though it may purchase such notes in the open market or in privately negotiated transactions prior to June 1998. See Note 3 of Notes to Consolidated Condensed Financial Statements.

Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. Primarily in its affordable and move-up communities, the Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, , which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. However, with the increase in the number of retirement and active adult communities, the use of rolling lot options as a percentage of the Company's total finished lot needs has and will continue to decrease since the majority of the finished lots for these communities are developed on land owned by the Company. The retirement and active adult communities are generally long-term projects and require greater investments by the Company than are required for its affordable and move-up home communities. These communities generally include more units than the affordable and move-up communities and generally have more extensive amenities, including golf courses and club houses, which require substantial capital investment. The increase in land inventories in 1998 from 1997 was primarily the result of increased activities, including the increased activities in the Company's retirement and active-adult communities.

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

The net cash provided or used by the operating, investing and financing activities of the housing operations for the three month periods ended March 31, 1998 and 1997 is summarized below (dollars in thousands):

                                                       1998           1997
                                                     --------      --------
     Net cash provided (used) by:
       Operating activities ....................     $(47,951)     $ (7,421)
       Investing activities ....................       (5,058)         (625)
       Financing activities ....................       51,489        10,402
                                                     --------      --------
     Net increase (decrease) in cash ...........     $ (1,520)     $  2,356
                                                     ========      ========

Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Cash flows from housing operating activities for 1998 used more cash than 1997 primarily due to an increase in construction and land asset activities, offset in part by increased profitability.

Cash flow from investing activities for 1998 used more cash than 1997 primarily due to an increase of $3.0 million in restricted cash, of which $1.2 million was an escrow deposit for the purchase of land which closed in April 1998.

Cash flow from housing financing activities for 1998 provided cash, reflecting the sale of the Company's 2005 Senior Notes and net borrowings under the Credit Facility, offset by purchases of the Company's 2003 Senior Notes and the repayment of the amounts outstanding under the Credit Facility. Cash flow from housing financing activities in 1997 provided cash primarily from net borrowings under the Credit Facility.

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

Financial services operating activities are affected primarily by Mortgage's loan originations which result in the sale of mortgage loans and related servicing rights to third party investors. Cash flows from financial services operating activities are also affected by the timing of the sales of loans and servicing rights which generally are sold to investors within 30 days after homes are delivered. In this regard, cash flows from financial services operating activities for 1998 used more cash compared to 1997 primarily due to an increase in residential mortgage loan receivables.

The Company finances its financial services operations primarily from internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights, and a secured revolving line of Credit (the "Mortgage Credit Facility"). As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, Mortgage may borrow up to $65 million under the Mortgage Credit Facility. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that the internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities
         ---------------------
     The indenture relating to the 2005 Senior Notes contains numerous covenants, including a limitation on the declaration of dividends to holders of equity securities.

Item 5.  Other Information
         -----------------

     Additional Operating Data -

     The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three-month periods ended March 31, 1998 and 1997:

           States             New Orders      Deliveries         Backlog
     ---------------------   -------------   -------------   --------------
                              1998    1997    1998    1997     1998   1997
                             -----   -----   -----  -----    ------  ------
     Arizona .............     403     251     219     207     502     313
     California ..........     302     197     126     114     401     232
     Colorado ............     584     538     346     344     824     835
     Florida .............   1,077     951     606     621   1,797   1,363
     Maryland/Virginia ...     191     116      71      75     224     141
     Minnesota ...........     149     103      92      47     231     163
     Nevada ..............     127     108      72      95     163     147
     New Jersey ..........     167     131     112     118     215     192
     Ohio/Indiana (1) ....      52      44      23      45      61      83
     Texas ...............     444     301     232     203     614     440
                             -----   -----   -----   -----   -----   -----
                             3,496   2,740   1,899   1,869   5,032   3,909
                             =====   =====   =====   =====   =====   =====


     (1) In 1997, the Company made the decision to discontinue its Indiana operations.

        Cautionary Disclosure Regarding Forward-Looking Statements -

        Certain statements contained herein, in the Company's press releases, oral communications and other filings with the Securities and Exchange Commission that are not historical facts are, or may be considered to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such matters involve risks and uncertainties, including general economic conditions, fluctuations in interest rates, the impact of competitive products and prices, the supply of raw materials and prices, levels of consumer confidence and other risks referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Other -- Cautionary Disclosure Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

         Exhibit  10.1  -  Third Amendment to Amended and Restated Credit
                           Agreement, dated as of March 9, 1998, between U.S. Home Corporation and The First National Bank of Chicago, as Agent.

         Exhibit  10.2  -  Sixth  Amendment to First Amended and Restated
                           Warehousing   Credit  and  Security  Agreement
                           (single family mortgage loans), dated as of March 30, 1998, between U.S. Home Mortgage Corporation and Residential Funding Corporation.

         Exhibit  27.1  -  Financial Data Schedule For the First Quarter
                           of 1998

         Exhibit  27.2  -  Financial  Data  Schedule  For the Year Ended
                           December 31, 1996 and the First, Second and Third Quarters of 1997 (Restated).

         Exhibit  27.3  -  Financial  Data Schedule For the  Year Ended
                           December 31, 1995 and the First, Second  and
                           Third Quarters of 1996 (Restated).

   (b)   Reports on Form 8-K

         On January 16, 1998, under Item 5 "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K which included documents attached as exhibits relating to the offering and sale of its 7.75% Senior Notes due 2005 in an aggregate amount of $100,000,000 under the Company's Registration Statement on Form S-3 (File No. 333-31457)

         No other Current Report on Form 8-K was filed by the Company during January, February or March 1998.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. HOME CORPORATION

Date:  May 14, 1998                      /s/  Isaac Heimbinder
                                         -----------------------------------
                                         Isaac Heimbinder
                                         President, Co-Chief Executive
                                         Officer and Chief Operating Officer



Date:  May 14, 1998                      /s/  Chester P. Sadowski
                                         -----------------------------------
                                         Chester P. Sadowski
                                         Vice President, Controller
                                         and Chief Accounting Officer

                             INDEX OF EXHIBITS

                                                                   Sequential
Exhibit                                                             Numbered
Number                                                                 Page
------                                                              --------


10.1 Third Amendment to Amended and Restated Credit Agreement, dated as of March 9, 1998, between U.S. Home Corporation and The First National Bank of Chicago, as Agent.

10.2   Sixth  Amendment to First Amended and Restated Warehousing
       Credit and Security Agreement (single family mortgage loans), dated as of March 30, 1998 between U.S. Home Mortgage
       Corporation and Residential Funding Corporation.

27.1   Financial Data Schedule For the First Quarter of 1998

27.2 Financial Data Schedule For the Year Ended December 31, 1996 and the First, Second and Third Quarters for 1997 (Restated).

27.3 Financial Data Schedule For the Year Ended December 31, 1995 and the First, Second and Third Quarters for 1996 (Restated).