Form 10-Q
period 1998-06-30
U S HOME CORP /DE/
filed 1998-08-11
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998

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

            Class                            Outstanding at July 31, 1998
Common stock, $.01 par value                        13,674,463 shares

                           U.S. HOME CORPORATION

                                   INDEX


                                                                       Page
                                                                      Number
Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated   Condensed  Balance Sheets--
                     June 30, 1998 and December 31, 1997                 3

                     Consolidated   Condensed   Statements   of
                     Operations--Three  and Six  Months   Ended
                     June 30, 1998 and 1997                              5

                     Consolidated   Condensed   Statements   of
                     Cash Flows--Six Months Ended June 30, 1998
                     and 1997                                            6

                     Notes to Consolidated  Condensed Financial
                     Statements                                          7

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      13


Part II.    Other Information


            Item 4.  Submission of Matters to a Vote of Security
                     Holders                                            14

            Item 5.  Other Information                                  20

            Item 6.  Exhibits and Reports on Form 8-K                   21

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)


                                   ASSETS
                                   ------

                                                    June 30,     December 31,
                                                      1998          1997
                                                  ------------   -------------
                                                  (Unaudited)
HOUSING:
   Cash (including restricted funds) ........     $   11,790     $    6,270
   Receivables, net .........................         53,465         42,595
   Single-Family Housing Inventories ........        943,188        789,236
   Option Deposits on Real Estate ...........         84,091         90,155
   Other Assets .............................         82,935         54,006
                                                  ----------     ----------
                                                   1,175,469        982,262
                                                  ----------     ----------

FINANCIAL SERVICES:
   Cash (including restricted funds) ........          6,599          5,492
   Residential Mortgage Loans ...............         75,333         69,209
   Other Assets .............................          9,689         10,151
                                                  ----------     ----------
                                                      91,621         84,852
                                                  ----------     ----------

                                                  $1,267,090     $1,067,114
                                                  ==========     ==========




    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                 June 30,        December 31,
                                                   1998              1997
                                              -------------     -------------
                                              (Unaudited)
HOUSING:
  Accounts Payable ........................   $  112,653         $  92,160
  Accrued Expenses and Other Current
    Liabilities ...........................       77,649            68,848
  Revolving Credit Facility ...............      104,000            29,000
  Long-Term Debt ..........................      419,189           395,918
                                              ----------         ---------
                                                 713,491           585,926
                                              ----------         ---------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current
    Liabilities ...........................       34,008            21,067
  Revolving Credit Facility ...............       31,032            40,343
                                              ----------         ---------
                                                  65,040           61,410
                                              ----------         ---------

    Total Liabilities .....................      778,531          647,336
                                              ----------         ---------

STOCKHOLDERS' EQUITY:
  Common  Stock, $.01 par  value,
    authorized 50,000,000  shares,
    outstanding 13,674,395 shares at
    June 30, 1998 and 11,762,518
    shares at December 31, 1997 ...........          137               119
  Capital In Excess of Par Value ..........      402,717           368,277
  Retained Earnings .......................       87,327            57,358
  Unearned Compensation on Restricted
    Stock .................................       (1,622)           (1,770)
                                              ----------        ----------
                                                 488,559           423,984
  Less Treasury Stock, at cost, no shares
    at June 30, 1998 and 157,743 shares at
    December  31, 1997 ....................         --               4,206
                                              ----------        ----------

    Total Stockholders' Equity ............      488,559           419,778
                                              ----------        ----------
                                              $1,267,090        $1,067,114
                                              ==========        ==========

    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)

                                     Three Months Ended     Six Months Ended
                                         June 30,               June 30,
                                     --------------------  -------------------
                                     1998           1997      1998        1997
                                     --------    --------   --------    -----
HOUSING:
  Operating Revenues ............... $ 359,383  $ 334,011  $ 686,826  $ 644,659
                                     ---------  ---------  ---------  ---------
  Operating Costs and Expenses -
    Cost of products sold ..........   293,279    275,641    558,124    531,221
    Selling, general and
      administrative ...............    34,540     31,203     67,845     60,890
    Interest .......................    10,172      8,902     19,348     16,782
                                     ---------  ---------  ---------  ---------
                                       337,991    315,746    645,317    608,893
                                     ---------  ---------  ---------  ---------
  Housing Operating Income .........    21,392     18,265     41,509     35,766
                                     ---------  ---------  ---------  ---------
FINANCIAL SERVICES:
  Operating Revenues ...............     8,124      6,530     15,226     11,915
  General, Administrative and
    Other Expenses .................     5,048      4,190      9,750      8,065
                                     ---------  ---------  ---------  ---------
  Financial Services Operating
    Income .........................     3,076      2,340      5,476      3,850
                                      --------  ---------  ---------  ---------

CORPORATE GENERAL AND ADMINISTRATIVE     3,141      3,092      6,475      6,003
                                     ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS ...............    21,327     17,513     40,510     33,613
                                     ---------  ---------  ---------  ---------

PROVISION FOR INCOME TAXES:
  Federal and State Income Taxes ...     7,891      6,480     14,989     12,437
  Tax Benefit ......................      --         --       (7,474)      --
                                     ---------  ---------  ---------  ---------
                                         7,891      6,480      7,515     12,437
                                     ---------  ---------  ---------  ---------
INCOME BEFORE EXTRAORDINARY LOSS....    13,436     11,033     32,995     21,176

EXTRAORDINARY LOSS FROM EARLY
  RETIREMENTOF DEBT, NET OF INCOME
  TAX BENEFIT ......................     1,496       --        3,026       --
                                     ---------  ---------  ---------  ---------

NET INCOME ......................... $  11,940  $  11,033  $  29,969  $  21,176
                                     =========  =========  =========  =========

BASIC EARNINGS PER SHARE:
  Income Before Extraordinary Loss . $    1.11  $     .96  $    2.76  $    1.84
  Extraordinary loss ............... $    (.12) $    --    $    (.25) $    --
  Net income ....................... $      99  $     .96  $    2.51  $    1.84
DILUTED EARNINGS PER SHARE:
  Income Before Extraordinary Loss . $    1.01  $     .82  $    2.49  $    1.57
  Extraordinary Loss ............... $    (.11) $    --    $    (.23) $    --
  Net Income ....................... $     .90  $     .82  $    2.26  $    1.57

         The accompanying notes are an integral part of these statements

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                        Six Months Ended
                                                          June 30,
                                                    -----------------------
                                                       1998          1997
                                                    ---------    ---------
Net Cash  Used by Operating Activities ..........   $(106,833)   $ (18,685)
                                                    ---------    ---------

Net Cash Flows From Investing Activities:
  Increase in restricted cash ...................      (2,190)     (11,337)
  Principal collections on investments in
    mortgage loans ..............................       2,030        5,046
  Purchase of property, plant and equipment,
    net of disposals ............................      (4,166)      (1,506)
  Other .........................................        (739)          51
                                                    ---------    ---------
  Net cash used by investing activities .........      (5,065)      (7,746)
                                                    ---------    ---------

Net Cash Flows From Financing Activities:
  Proceeds from revolving credit
    facilities, net of repayments ...............      65,689       29,744
  Net proceeds from sale of senior notes ........      98,237         --
  Proceeds from exercise of Class B warrants ....      36,748         --
  Purchase of senior notes ......................     (82,980)        --
  Repayment of notes and mortgage notes payable .      (1,897)      (2,587)
  Repurchase of common stock and Class B warrants        --         (2,529)
  Redemption of convertible preferred stock .....        --           (203)
  Other .........................................         538         --
                                                    ---------    ---------
  Net cash provided by financing activities .....     116,335       24,425
                                                    ---------    ---------
Net Increase (Decrease) in Cash .................       4,437       (2,006)
Cash At Beginning of Period .....................       6,466        8,138
                                                    ---------    ---------
Cash At End of Period ...........................   $  10,903    $   6,132
                                                    =========    =========

Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing .....................................   $  18,285    $  17,073
    Financial Services ..........................         815          666
                                                    ---------    ---------
                                                    $  19,100    $  17,739
                                                    =========    =========
  Income taxes paid .............................   $  14,002    $  15,023
                                                    =========    =========

      The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1998
                           (Dollars in Thousands)
                                (Unaudited)

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

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997 and its results of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997.

        Because of the seasonal nature of the Company's business, the results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

(2)     INVENTORIES

        The components of single-family housing inventories are as follows:

                                                       June 30,   December 31,
                                                         1998         1997
                                                      ---------   -----------

        Housing completed and under construction .    $ 351,181   $ 302,258
        Models ...................................       85,449      83,943
        Finished lots ............................      134,339     138,747
        Land under development ...................      100,991      75,959
        Land held for development or sale ........      271,228     188,329
                                                      ---------   ---------
                                                      $ 943,188   $ 789,236
                                                      =========   =========

(3)     REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

        Housing -

        The housing revolving credit facility and long-term debt consist of the following:

                                                      June 30,     December 31,
                                                        1998           1997
                                                      --------     ------------
         Revolving credit facility ..............     $104,000       $ 29,000
                                                      --------       --------

         7.95% Senior notes due 2001 ............       75,000         75,000
         9.75% Senior notes due 2003 ............         --           79,703
         8.25% Senior notes due 2004 ............      100,000        100,000
         7.75% Senior notes due 2005 ............       99,754           --
         8.88% Senior subordinated notes due 2007      125,000        125,000
         Notes and mortgage notes payable .......       19,435         16,215
                                                      --------       --------
                                                       419,189        395,918
                                                      --------       --------
                                                      $523,189       $424,918
                                                      ========       ========

        The Company has an unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility provides for borrowings of up to a maximum of $180,000, of which up to $20,000 may be used for letter of credit obligations, subject to a borrowing base limitation. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivable less the outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At June 30, 1998, $61,955 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the rate announced by the agent bank. The Credit Facility expires on May 31, 2001, but may be extended annually beginning in 1999 for successive one-year periods with the consent of the banks, and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

        From time to time, the Company may utilize interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. Counterparties to these agreements are major financial institutions. The Company believes that the likelihood of credit loss from counterparty non-performance is remote. At June 30, 1998, the Company had an interest rate swap agreement outstanding with a notional amount of $50,000 which will mature in 2000 and effectively fixed the interest rate on a portion of its Credit Facility borrowings.

        In January 1998, the Company completed the sale of $100,000 principal amount of its 7.75% senior notes due 2005 (the "2005 Senior Notes") for the purpose of raising proceeds to redeem the balance of its 9.75% senior notes due 2003 (the "2003 Senior Notes") which were first callable in June 1998. The 2005 Senior Notes were issued at original issue discount of $263, which is being amortized over the term of the notes. Interest is payable semi-annually commencing on July 15, 1998. On or after January 15, 2003, the 2005 Senior Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 101.29% during the 12 month period beginning January 15, 2003 to 100% (on or after January 15, 2004) of the principal amount thereof, together with accrued and unpaid interest. Upon a change of control of the Company, holders of the 2005 Senior Notes will have the right to require the Company to redeem their Notes at a price of 101% of the principal amount thereof, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available at the time of a change of control to make any required repurchases.

        In June 1998, the Company redeemed $43,109 principal amount of the 2003 Senior Notes and in the first quarter of 1998, purchased in open market transactions $36,594 principal amount of the 2003
        Senior Notes. The early retirement of the 2003 Senior Notes resulted in an extraordinary loss of $1,496, net of income tax benefit of $878, in the three month period ended June 30, 1998 and an extraordinary loss of $3,026, net of income tax benefit of $1,777, in the six month period ended June 30, 1998.

        Financial Services -

        The Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $80,000 under a revolving line of credit (the "Mortgage Credit Facility"), as amended. The Mortgage Credit Facility is secured by residential mortgage loans, is not guaranteed by the Company, matures on August 31, 1999 and bears interest at a premium over the LIBOR rate.

(4)     INCOME TAXES

        In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit totaling $7,474 related to these deductions in 1998. The decrease in the deferred tax liability increased basic and diluted earnings per share in the six month period ended June 30, 1998, by $.63 per share and $.56 per share, respectively.

(5)     INVESTMENT

        In April 1998, th Company purchased a 13.3% interest in a Mexican home building company, headquartered near the City of Guadalajara, Mexico for $12,759, which amount is included in "other assets" in the accompanying consolidated condensed balance sheets. The Company accounts for its investment using the cost method of accounting. As part of this agreement, the Company and the Mexican company agreed to form a joint venture to, among other things, develop, construct and sell affordable housing communities initially in Texas and Arizona.

(6)     INTEREST

        A summary of housing interest for the three and six month periods ended June 30, 1998 and 1997 follows:

                                                        Three Month Period
                                                        ------------------
                                                         1998        1997
                                                       --------     --------
        Capitalized at beginning of period ........   $ 64,728     $ 59,239
        Capitalized ...............................     11,619        8,980
        Previously capitalized interest included in
          interest expense ........................    (10,172)      (8,902)
        Other .....................................        (20)          79
                                                       --------     --------
        Capitalized at end of period ..............    $ 66,155     $ 59,396
                                                       ========     ========

                                                         Six Month Period
                                                         ----------------
                                                        1998           1997
                                                       --------     --------
        Capitalized at beginning of period ........    $ 62,950     $ 58,566
        Capitalized ...............................      22,580       17,555
        Previously capitalized interest included in
          interest expense ........................     (19,348)     (16,782)
        Other .....................................         (27)          57
                                                       --------     --------
        Capitalized at end of period ..............    $ 66,155     $ 59,396
                                                       ========     ========

        Financial services interest expense for the three and six month periods ended June 30, 1998 and 1997, which is included in "general, administrative and other expenses" in the accompanying consolidated condensed statements of operations follows:

                                                         1998           1997
                                                       -------        -------
         Three month period                            $   426        $   354
         Six month period                                  837            663

(7)     EARNINGS PER SHARE

        Basic earnings per share includes the weighted average number of common shares outstanding for the periods. Diluted earnings per share includes (i) the assumed exercise of stock options, (ii) the dilutive effect of the Class B warrants through their exercise and expiration in June 1998 and the convertible redeemable preferred stock through its redemption and conversion in March 1997, and
        (iii) the assumed conversion of the 4.875% convertible subordinated debentures through their redemption and conversion in September 1997. The following table summarizes the basic earnings per share and diluted earnings per share computations for the three and six month periods ended June 30, 1998 and 1997:

       Three Month Period -                           1998           1997
                                                    ------------   ------------
        Basic earnings per share:
          Income before extraordinary loss .....    $     13,436   $     11,033
          Extraordinary loss ...................           1,496           --
                                                    ------------   ------------
          Net Income ...........................    $     11,940   $     11,033
                                                    ------------   ------------

          Weighted average number of common shares    12,053,537     11,542,469
                                                    ============   ============

          Earnings per share -
            Income before extraordinary loss ...    $       1.11   $        .96
            Extraordinary loss .................    $       (.12)  $       --
            New income .........................    $        .99   $        .96

          Diluted earnings per share:
            Income before interest applicable to
            convertible subordinated debentures
            and extraordinary loss .............    $     13,436   $     11,033
          Interest applicable to convertible
            subordinated debentures, net of
            income taxes .......................             --              654
                                                    ------------   ------------
          Income before extraordinary loss,
            assuming dilution ..................          13,436         11,687
          Extraordinary loss ...................           1,496            --
                                                    ------------   ------------
          Net income, assuming dilution ........    $     11,940   $     11,687
                                                    ============   ============

          Weighted average number of common shares    12,053,537     11,542,469
          Incremental shares from assumed
            conversions -
            Contingent common shares ...........           8,881         15,181
            Stock options ......................         420,049         75,895
            Class B warrants ...................         853,012        423,539
            Convertible subordinated debentures             --        2,253,521
                                                    ------------   ------------
          Adjusted weighted average number of
            common shares ......................      13,335,479     14,310,605
                                                    ============   ============

          Earnings per share -
            Income before extraordinary loss ...    $       1.01   $        .82
            Extraordinary loss .................    $       (.11)  $       --
            Net income .........................    $        .90   $        .82

          Six Month Period -                              1998           1997
                                                     ------------  ------------
          Basic earnings per share:

            Income before extraordinary loss .....   $     32,995  $     21,176
            Extraordinary loss ...................          3,026          --
                                                     ------------  ------------
          Net Income .............................   $     29,969  $     21,176
                                                     ------------  ------------

          Weighted average number of common shares     11,929,703    11,521,343
                                                     ============  ============

          Earnings per share -
            Income before extraordinary loss .....   $       2.76  $       1.84
            Extraordinary loss ...................   $       (.25) $       --
            New income ...........................   $       2.51  $       1.84

          Diluted earnings per share:
            Income before interest applicable to
            convertible subordinated debentures
            and extraordinary loss ...............   $     32,995  $     21,176
          Interest applicable to convertible
            subordinated debentures, net of
            income taxes .........................           --           1,309
                                                     ------------  ------------
          Income before extraordinary loss,
            assuming dilution ....................         32,995        22,485
          Extraordinary loss .....................          3,026          --
                                                     ------------  ------------
          Net income, assuming dilution ..........   $     29,969  $     22,485
                                                     ============  ============
          Weighted average number of common shares     11,929,703    11,521,343
          Incremental shares from assumed
            conversions -
            Convertible preferred stock ..........           --          38,455
            Contingent common shares .............         10,181        14,691
            Stock options ........................        421,184        81,692
            Class B warrants .....................        907,045       442,213
            Convertible subordinated debentures ..           --       2,253,521
                                                     ------------  ------------
          Adjusted weighted average number of
            common shares ........................     13,268,113    14,351,915
                                                     ============  ============

          Earnings per share -
            Income before extraordinary loss .....   $       2.49  $       1.57
            Extraordinary loss ...................   $       (.23) $       --
            Net income ...........................   $       2.26  $       1.57

(8)     CLASS B WARRANTS

        In 1993, the Company issued Class B warrants to acquire an aggregate of 1,904,757 shares of common stock for $20 per share. Prior to their expiration in June 1998, 1,837,406 warrants were exercised in 1998 for total proceeds of $36,748.

(9)     FUTURE ACCOUNTING REQUIREMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting For Derivative Instruments and Hedging Activities ("SFAS No. 133"), with an effective date for all fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that a company recognize all derivative instruments as either assets or liabilities and measure those instruments at fair value. Although the Company has not completed its review of SFAS No. 133, it does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations or on the presentation of its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

                                  Housing
                                  -------

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                     Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                    --------------------   -------------------
                                     1998           1997    1998        1997
                                    --------    --------   --------   --------
Revenues -
   Single-family homes ..........   $354,921    $329,697   $679,321   $638,510
   Land and other ...............      4,462       4,314      7,595      6,149
                                    --------    --------   --------   --------
     Total ......................   $359,383    $334,011   $686,826   $644,659
                                    ========    ========   ========   ========

Single-family homes -
   Gross margin amount ..........   $ 64,906    $ 57,404    126,106   $112,229
   Gross margin percentage ......       18.3%       17.4%      18.6%      17.6%
   Units delivered ..............      2,053       1,930      3,952      3,799
   Average sales price ..........   $172,900    $170,800   $171,900   $168,100
   New orders taken .............      2,311       1,923      5,807      4,663
   Backlog at end of period:
   Aggregate sales amount .....                            $962,742   $686,231
   Units ......................                               5,290      3,902
Selling, general and
   administrative expenses as a
   percentage of housing revenues        9.6%        9.3%       9.9%       9.4%

Interest -
   Paid or accrued ..............   $ 11,619    $  8,980   $ 22,580   $ 17,555
   Percentage capitalized .......      100.0%      100.0%     100.0%     100.0%
   Previously capitalized
     interest included in
     interest expense ...........   $ 10,172    $  8,902   $ 19,348   $ 16,782
   Percentage of housing revenues        2.8%        2.7%       2.8%       2.6%

Revenues and Sales -
--------------------

Revenues from sales of single-family homes for the three and six month periods ended June 30, 1998 increased 8% and 6% compared to the three and six month periods ended June 30, 1997. The increases resulted primarily from 6% and 4% increases in the number of housing units delivered and 1% and 2% increases in the average sales price. The average sales price is impacted by product mix, geographical mix and changing prices on units delivered. The change in the average sales price in 1998 compared to 1997 reflects the proportionate increase in deliveries of Inaugural Series homes (affordable, lower priced homes).

New orders taken for the three and six month periods ended June 30, 1998 increased 20% and 25% compared to the same periods in 1997. The increases in new orders in 1998 reflect the continued demand for new single-family homes which the Company believes was brought about by strong consumer confidence and the downward trend of mortgage interest rates from mid 1997 that has continued through the second quarter of 1998. The Company does not believe that new orders taken for the remainder of 1998 will continue at the pace for the first six months due to possible future fluctuations in economic activity, interest rates and consumer confidence. See Part II, "Item 5 - Other Information" on page 20 for a table of unit activity by market for the three and six month periods ended June 30, 1998 and 1997.

Gross Margins -
---------------

The increases in the gross margin percentages for the three and six month periods ended June 30, 1998 from the same periods in 1997 were primarily due to the continuation of strong overall market conditions and gross margin improvements in certain of the Company's markets. In addition, during 1997, gross margins were negatively impacted by a more competitive housing environment, resulting in the increased use of sales incentives, the cost of which the Company was not able to offset by increases in the average sales price.

Backlog -
---------

The aggregate amount of sales backlog at June 30, 1998 increased 40% compared to June 30, 1997. The increase in the value of the backlog reflects the increase in the number of units under contract and in the average sales price. Substantially all of the Company's backlog units at June 30, 1998, net of cancellations, are expected to result in revenues prior to June 30, 1999.

Selling, General and Administrative Expenses -
----------------------------------------------

As a percentage of housing revenues, selling, general and administrative expenses for the three and six month periods ended June 30, 1998 increased when compared to the same periods in 1997. Actual selling, general and administrative expenses for the three and six month periods ended June 30, 1998 increased $3.3 million and $7.0 million when compared to the three and six month periods in June 30, 1997. These increases were primarily due to increases in volume-related expenses resulting from increased deliveries in 1998 and increased payroll costs and marketing expenses resulting from increased activities, including increased activities in the retirement and active-adult communities.

Interest -
----------

Interest paid or accrued for the three and six month periods ended June 30, 1998 increased approximately 29% for both periods compared to the same periods in 1997. These increases in 1998 were primarily due to increases in the average outstanding debt which was primarily incurred in connection with the increases in housing inventories resulting from increased activities.

The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any period is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Previously capitalized interest amounts charged to interest expense in the three and six month periods ended June 30, 1998 increased 14% and 15% compared to the three and six month periods ended June 30, 1997. These increases were attributable to the increase in the number of housing units delivered and an increase in the average interest expense per housing unit delivered (which was primarily due to more deliveries in 1998 on finished lots developed by the Company and less deliveries on finished lots acquired under rolling lot options than in 1997).

                             Financial Services
                             ------------------

Revenues -
----------

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                         Three Months         Six Months
                                           Ended                Ended
                                          June 30,            June 30,
                                      ----------------    -----------------
                                        1998      1997      1998      1997
                                      -------   -------   -------   -------
U.S. Home Mortgage Corporation and
  Subsidiary ......................   $ 7,107   $ 5,569   $13,186   $ 9,956
Other financial services operations     1,017       961     2,040     1,959
                                      -------   -------   -------   -------
                                      $ 8,124   $ 6,530   $15,226   $11,915
                                      =======   =======   =======   =======

The increases in U.S. Home Mortgage Corporation's ("Mortgage") revenues for the three and six month periods ended June 30, 1998 when compared to the three and six month periods ended June 30, 1997 were primarily due to the increases in mortgage loan originations and increases in income from the sale of mortgage loans and servicing rights.

Mortgage's "capture rate" for providing financing to buyers of homes delivered by the Company improved to 82% for the three and six month periods ended June 30, 1998 compared to 77% and 72% for the same periods in 1997.


                                   Other
                                   -----

Corporate General and Administrative -
--------------------------------------

Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses for both the three and six month periods ended June 30, 1998 remained the same when compared to the same periods in 1997. Actual corporate general and administrative expenses for the three and six month periods ended June 30, 1998 were $3.1 million and $6.5 million, compared to $3.1 million and $6.0 million for the three and six month periods ended June 30, 1997.

Income Taxes -
--------------

In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit totaling $7.5 million related to these deductions in 1998. The decrease in the deferred tax liability increased basic and diluted earnings per share in the six month period ended June 30, 1998 by $.63 per share and $.56 per share, respectively.

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

The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities, including the Credit Facility. In January 1998, the Company sold $100 million principal amount of its 2005 Senior Notes for the purpose of raising funds to redeem the balance of its 2003 Senior Notes which were first callable in June 1998. In June 1998, the Company redeemed $43.1 million principal amount of the 2003 Senior Notes and,in the first quarter of 1998, purchased in open market transactions $36.6 million principal amount of the 2003 Senior Notes. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The Company's Class B warrants expired in June 1998. Prior to their expiration, 1,837,406 warrants were exercised in 1998, including 1,832,384 warrants exercised in the second quarter, for total proceeds of $36.7 million.

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

The net cash provided or used by the operating, investing and financing activities of the housing operations for the six month periods ended June 30, 1998 and 1997 is summarized below (dollars in thousands):

                                                        1998         1997
                                                      ---------    ---------
        Net cash provided (used) by:
          Operating activities .................      $(118,911)   $ (28,194)
          Investing activities .................         (5,596)     (12,417)
          Financing activities .................        125,646       34,681
                                                      ---------    ---------
        Net increase (decrease) in cash ........      $   1,139    $  (5,930)
                                                      =========    =========

Housing operating activities are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Cash flows from housing operating activities for 1998 used more cash than 1997 primarily due to an increase in construction and land asset activities, offset in part by increased profitability and the timing of payments related to these activities.

Cash flow from investing activities for 1998 used less cash than 1997 primarily due to a decrease of $9.1 million in restricted cash.The restricted cash in 1997 included a $11.0 million escrow deposit for the purchase of land for a retirement and active-adult community which closed in July 1997.

Cash flow from housing financing activities for 1998 provided cash reflecting the sale of the Company's 2005 Senior Notes, the exercise of the Company's Class B warrants and net borrowings under the Credit Facility, offset by the redemption and purchases of the Company's 2003 Senior Notes. Cash flow from housing financing activities in 1997 provided cash primarily from net borrowings under the Credit Facility.

The Company has received a commitment to amend the Credit Facility, which it expects will close in the third quarter of 1998, to increase the amount of available borrowings. The Company believes that cash flow from operations and amounts available under the amended Credit Facility will be sufficient to meet its working capital obligations and other needs.

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

Financial services operating activities are affected primarily by Mortgage's loan originations which result in the sale of mortgage loans and related servicing rights to third party investors. Cash flows from financial services operating activities are also affected by the timing of the sales of loans and servicing rights which generally are sold to investors within 30 days after homes are delivered. In this regard, cash flows from financial services operating activities for 1998 used less cash compared to 1997 primarily due to increased profitability and the timing of payments related to Mortgage's origination activities.

The Company finances its financial services operations primarily from internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights, and a secured revolving line of credit (the "Mortgage Credit Facility"). As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, Mortgage may borrow up to $80 million under the Mortgage Credit Facility. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company was held on April 22, 1998. The following persons were re-elected to the Company's Board of Directors to hold office until the annual meeting of stockholders in 1999 and until their respective successors are duly elected and qualified:

         Director                            In Favor            Withheld
     -----------------------                ----------          ---------
     Glen Adams ..........                  10,896,813             37,425
     Steven G. Gerard ....                  10,897,234             37,004
     Kenneth J. Hanau, Jr                   10,895,756             38,482
     Isaac Heimbinder ....                  10,896,797             37,441
     Malcolm T. Hopkins ..                  10,896,267             37,971
     Charles A. McKee ....                  10,895,238             39,000
     George A. Poole, Jr .                  10,896,657             37,581
     Herve Repault .......                  10,896,354             37,884
     James W. Sight ......                  10,897,376             36,862
     Robert J. Strudler ..                  10,896,396             37,842

         Additional items voted upon by the Company's stockholders at the meeting:

         (a) the Company's 1998 Non-Employee Directors' Stock Option Plan;
         (b) the Company's Non-Employee Director Stock Plan;
         (c) amendments to the Company's Amended and Restated Employee Stock Payment Plan; and
         (d) the  ratification  of the  appointment of Arthur Andersen
             LLP, independent public accountants, to examine the Company's financial statements for 1998.

         The votes of the Company's stockholders on these itmes were as follows:

                                                                    Broker
         Item            In Favor       Opposed     Abstained       Non-Vote
         -----------    -----------    ---------    ---------       --------
         (a) ......       9,833,236    1,078,498       22,504         --
         (b) ......       8,870,150    2,041,794       22,297         --
         (c) ......      10,703,915      209,406       20,917         --
         (d) ......      10,907,322       17,583        9,333         --

Item 5.  Other Information

     Additional Operating Data -

        The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three and six month periods ended June 30, 1998 and 1997:

              States                New Orders       Deliveries
        -------------------        --------------   --------------
                                    1998     1997    1998    1997
                                   -----    -----   -----    -----
         Three Month Period -
         Arizona .........           312      225     261     193
         California ......           262      150     168     167
         Colorado ........           286      215     346     395
         Florida .........           574      603     661     578
         Maryland/Virginia           128       99      78      87
         Minnesota .......           146      136     105      75
         Nevada ..........            69       70      80      97
         New Jersey ......           122      120      81      85
         Ohio/Indiana (1)             41       34      29      40
         Texas ...........           371      271     244     213
                                   -----    -----   -----   -----
                                   2,311    1,923   2,053   1,930
                                   =====    =====   =====   =====

              States                New Orders       Deliveries      Backlog
         ----------------          --------------  -------------- ------------
                                    1998     1997    1998    1997  1998   1997
                                   -----    -----   -----   ----- -----  -----
         Six Month Period -
         Arizona .........          715      476     480     400   553    345
         California ......          564      347     294     281   495    215
         Colorado ........          870      753     692     739   764    655
         Florida .........        1,651    1,554   1,267   1,199 1,710  1,388
         Maryland/Virginia          319      215     149     162   274    153
         Minnesota .......          295      239     197     122   272    224
         Nevada ..........          196      178     152     192   152    120
         New Jersey ......          289      251     193     203   256    227
         Ohio/Indiana (1)            93       78      52      85    73     77
         Texas ...........          815      572     476     416   741    498
                                 ------   ------   -----   ----- -----  -----
                                   5,807    4,663   3,952   3,799 5,290  3,902
                                  ======   ======   =====   ===== =====  =====

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


Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

        Exhibit 10-1 -   Second Amended and Restated Employee Stock Payment
                         Plan

        Exhibit 27   -   Financial Data Schedule

  (b)   Reports on Form 8-K

        No Current Report on Form 8-K was filed by the Company during April, May or June 1998.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. HOME CORPORATION

Date:  August 10, 1998                   /s/ Isaac Heimbinder
                                         --------------------
                                         Isaac Heimbinder
                                         President, Co-Chief Executive Officer
                                         and Chief Operating Officer



Date:  August 10, 1998                   /s/ Chester P. Sadowski
                                         -----------------------
                                         Chester P. Sadowski
                                         Senior Vice President, Controller
                                         and Chief Accounting Officer

                             INDEX OF EXHIBITS
                             -----------------

                                                                Sequential
Exhibit                                                          Numbered
Number                                                             Page
-------                                                         ----------


10-1    Second Amended and Restated Employee Stock Payment Plan     30

27      Financial Data Schedule                                     37