Form 10-Q
period 1998-09-30
U S HOME CORP /DE/
filed 1998-11-05
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

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

            Class                         Outstanding at October 31, 1998
Common stock, $.01 par value                     13,575,630 shares

                           U.S. HOME CORPORATION


                                   INDEX


                                                                         Page
                                                                        Number
Part I.     Financial Information

            Item 1.   Financial Statements

                      Consolidated Condensed Balance Sheets--
                      September 30, 1998 and December 31, 1997           3

                      Consolidated Condensed Statements of
                      Operations--Three and Nine Months Ended
                      September 30, 1998 and 1997                        5

                      Consolidated Condensed Statements of
                      Cash Flows--Nine Months Ended
                      September 30, 1998 and 1997                        6

                      Notes to Consolidated Condensed Financial
                      Statements                                         7

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                        15

Part II.    Other Information

            Item 5.   Other Information                                 22

            Item 6.   Exhibits and Reports on Form 8-K                  24

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)


                                   ASSETS
                                   ------

                                                  September 30,  December 31,
                                                       1998          1997
                                                  -------------  ------------
                                                    (Unaudited)
HOUSING:
   Cash (including restricted funds) ........     $    7,568     $    6,270
   Receivables, net .........................         58,912         42,595
   Single-Family Housing Inventories ........        991,271        789,236
   Option Deposits on Real Estate ...........         89,237         90,155
   Other Assets .............................         87,428         54,006
                                                  ----------     ----------
                                                   1,234,416        982,262
                                                  ----------     ----------

FINANCIAL SERVICES:
   Cash (including restricted funds) ........          7,044          5,492
   Residential Mortgage Loans ...............         77,100         69,209
   Other Assets .............................          8,944         10,151
                                                  ----------     ----------
                                                      93,088         84,852
                                                  ----------     ----------

                                                  $1,327,504     $1,067,114
                                                  ==========     ==========




    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------


                                               September 30,     December 31,
                                                    1998             1997
                                               -------------     ------------
                                              (Unaudited)
HOUSING:
  Accounts Payable .........................    $    108,333    $     92,160
  Accrued Expenses and Other Current
    Liabilities ............................          76,133          68,848
  Revolving Credit Facility ................         156,000          29,000
  Long-Term Debt ...........................         421,955         395,918
                                                ------------    ------------
                                                     762,421         585,926
                                                ------------    ------------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current
    Liabilities .............................         39,349          21,067
  Revolving Credit Facility .................         23,744          40,343
                                                ------------    ------------
                                                      63,093          61,410
                                                ------------    ------------

    Total Liabilities .......................        825,514         647,336
                                                ------------    ------------

STOCKHOLDERS' EQUITY:
  Common  Stock, $.01     par  value,
    authorized  50,000,000    shares,
    outstanding 13,649,422 shares at
    September 30, 1998 and 11,762,518
    shares at December 31, 1997 ..............           137             119
  Capital In Excess of Par Value .............       402,728         368,277
  Retained Earnings ..........................       101,415          57,358
  Unearned Compensation on Restricted
    Stock ....................................        (1,548)         (1,770)
                                                ------------    ------------
                                                     502,732         423,984
  Less Treasury Stock, at cost, 25,500 shares
    at September 30, 1998 and 157,743 shares
    at December  31, 1997 ....................           742           4,206
                                                ------------    ------------

    Total Stockholders' Equity ...............       501,990         419,778
                                                ------------    ------------
                                                $  1,327,504    $  1,067,114

                                                ============    ============
   The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                                 ------------------            ------------------
                                                  1998         1997          1998            1997
                                               -----------  -----------   -----------    -----------
HOUSING:
  Operating Revenues ........................  $   373,158  $   330,379   $ 1,059,984    $   975,038
                                               -----------  -----------   -----------    -----------
  Operating Costs and Expenses -
    Cost of products sold ...................      304,344      269,314       862,468        800,535
    Selling, general and administrative .....       36,160       31,818       104,005         92,708
    Interest ................................       10,474        8,449        29,822         25,231
                                               -----------   ----------   -----------    -----------
                                                   350,978      309,581       996,295        918,474
                                               -----------   ----------   -----------    -----------
  Housing Operating Income ..................       22,180       20,798        63,689         56,564
                                               -----------   ----------   -----------    -----------
FINANCIAL SERVICES:
  Operating Revenues ........................        8,818        6,888        24,044         18,803
  General, Administrative and Other Expenses         5,247        4,455        14,997         12,520
                                               -----------  -----------   -----------    -----------
  Financial Services Operating Income .......        3,571        2,433         9,047          6,283
                                               -----------  -----------   -----------    -----------
CORPORATE GENERAL AND ADMINISTRATIVE ........        3,390        2,553         9,865          8,556
                                               -----------  -----------   -----------    -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS ......................................       22,361       20,678        62,871         54,291
                                               -----------  -----------   -----------    -----------
PROVISION FOR INCOME TAXES:
  Federal and State Income Taxes ............        8,273        7,650        23,262         20,087
  Tax Benefit ...............................         --           --          (7,474)          --
                                               -----------  -----------   -----------    -----------
                                                     8,273        7,650        15,788         20,087
                                               -----------  -----------   -----------    -----------
INCOME BEFORE EXTRAORDINARY LOSS ............       14,088       13,028        47,083         34,204
EXTRAORDINARY LOSS FROM EARLY RETIREMENT
  OF DEBT, NET OF INCOME TAX BENEFIT ........          --         8,650         3,026          8,650
                                               -----------  -----------   -----------    -----------
NET INCOME ..................................  $    14,088  $     4,378   $    44,057    $    25,554
                                               ===========  ===========   ===========    ===========
BASIC EARNINGS PER SHARE:
  Income Before Extraordinary Loss ..........  $      1.03  $      1.13   $      3.76    $      2.97
  Extraordinary loss ........................  $      --    $      (.75)  $      (.24)   $      (.75)
  Net income ................................  $      1.03  $       .38   $      3.52    $      2.22
DILUTED EARNINGS PER SHARE:
  Income Before Extraordinary Loss ..........  $      1.00  $       .94   $      3.48    $      2.51
  Extraordinary Loss ........................  $      --    $      (.60)  $      (.22)   $      (.60)
  Net Income ................................  $      1.00  $       .34   $      3.26    $      1.91

         The accompanying notes are an integral part of these statements.
                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                      ------------------------
                                                        1998           1997
                                                      ---------     ----------
Net Cash Used by Operating Activities ............    $(151,203)    $ (37,706)
                                                      ---------     ---------
Net Cash Flows From Investing Activities:
  Increase in restricted cash ....................       (2,131)         (256)
  Principal collections on investments in
    mortgage loans ...............................        2,732         4,697
  Purchase of property, plant and equipment,
    net of disposals .............................       (6,836)       (2,080)
  Other ..........................................         (739)           85
                                                      ---------     ---------
  Net cash provided (used) by investing activities       (6,974)        2,446
                                                      ---------     ---------
Net Cash Flows From Financing Activities:
  Proceeds from revolving credit
    facilities, net of repayments ................      110,401         9,541
  Net proceeds from sale of senior and senior
    subordinated notes ...........................       98,237       220,937
  Proceeds from exercise of Class B warrants .....       36,759          --
  Purchase of senior notes and convertible
    subordinated debentures ......................      (82,980)     (188,444)
  Repayment of notes and mortgage notes payable ..       (3,731)       (5,110)
  Repurchase of common stock and Class B warrants          (328)       (4,229)
  Other ..........................................          538           (85)
                                                      ---------     ---------
  Net cash provided by financing activities ......      158,896        32,610
                                                      ---------     ---------
Net Increase (Decrease) in Cash ..................          719        (2,650)
Cash At Beginning of Period ......................        6,466         8,138
                                                      ---------     ---------
Cash At End of Period ............................    $   7,185     $   5,488
                                                      =========     =========
Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing ......................................    $  38,517     $  26,471
    Financial Services ...........................        1,266         1,066
                                                      ---------     ---------
                                                      $  39,783     $  27,537
                                                      =========     =========
  Income taxes paid ..............................    $  20,486     $  21,102
                                                      =========     =========

         The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 1998
                           (Dollars in Thousands)
                                (Unaudited)

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

        In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997 and its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997.

        Because of the seasonal nature of the Company's business, the results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

(2)  INVENTORIES

        The components of single-family housing inventories are as follows:

                                                   September 30,  December 31,
                                                         1998         1997
                                                   -------------  -----------
         Housing completed and under construction      $371,586     $302,258
         Models .................................        89,219       83,943
         Finished lots ..........................       136,121      138,747
         Land under development .................        95,309       75,959
         Land held for development or sale ......       299,036      188,329
                                                       --------     --------
                                                       $991,271     $789,236
                                                       ========     ========

(3)  REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

        Housing -

        The housing revolving credit facility and long-term debt consist of the following:

                                                   September 30,  December 31,
                                                        1998          1997
                                                   ------------   ------------
         Revolving credit facility ..............    $156,000       $ 29,000
                                                     --------       --------

         7.95% Senior notes due 2001 ............      75,000         75,000
         9.75% Senior notes due 2003 ............        --           79,703
         8.25% Senior notes due 2004 ............     100,000        100,000
         7.75% Senior notes due 2005 ............      99,764           --
         8.88% Senior subordinated notes due 2007     125,000        125,000
         Notes and mortgage notes payable .......      22,191         16,215
                                                     --------       --------
                                                      421,955        395,918
                                                     --------       --------
                                                     $577,955       $424,918
                                                     ========       ========

        The Company has an unsecured revolving credit facility (the "Credit Facility") with a group of banks. In September 1998, the maximum amount which the Company may borrow under the Credit Facility was increased from $180,000 to $300,000, of which up to $35,000 may be used for letter of credit obligations, subject to a borrowing base limitation. Upon approval of the agent bank, the borrowings under the Credit Facility may be increased, in multiples of $10,000, to a maximum of $350,000, either by having additional banks (which have been approved by the Company) become lenders or by having one or more of the existing banks, with the approval of the Company, increase the amount of their commitment. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivable less the outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At September 30, 1998, $131,539 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the rate announced by the agent bank. The Credit Facility expires on May 31, 2001, but may be extended annually beginning in 1999 for successive one-year periods with the consent of the banks, and contains numerous real estate and financial covenants, including restrictions on incurring additional debt, creation of liens and levels of land and housing inventories maintained by the Company and a prohibition on the payment of cash dividends in any fiscal quarter in excess of fifty percent of the Company's consolidated net income (as defined in the Credit Facility agreement) for the preceding fiscal quarter.

        From time to time, the Company may utilize interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. Counterparties to these agreements are major financial institutions. The Company believes that the likelihood of credit loss from counterparty non-performance is remote. At September 30, 1998, the Company had an interest rate swap agreement outstanding with a notional amount of $50,000 which will mature in 2000 and effectively fixed the interest rate on a portion of its Credit Facility borrowings.

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

        In June 1998, the Company redeemed $43,109 principal amount of the 2003 Senior Notes and in the first quarter of 1998, purchased in open market transactions $36,594 principal amount of the 2003
        Senior Notes. The early retirement of the 2003 Senior Notes resulted in an extraordinary loss of $3,026, net of income tax benefit of $1,777, in the nine month period ended September 30, 1998.

        In September 1997, the Company purchased $110,480 principal amount of the 2003 Senior Notes pursuant to a tender offer and, subsequent to the expiration of the tender offer, purchased in an open market transaction $9,817 principal amount of the 2003 Senior Notes. Also in September 1997, the Company redeemed $69,248 principal amount of its 4.875% convertible subordinated debentures due 2005 (the "Debentures"), and $10,752 principal amount of the Debentures was converted, prior to the redemption date, into 302,866 shares of the Company's common stock. The early retirement of the 2003 Senior Notes and redemption of the Debentures resulted in an extraordinary loss of $8,650, net of income tax benefit of $5,080.

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

(4)  INCOME TAXES

        In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit totaling $7,474 related to these deductions in 1998. The decrease in the deferred tax liability increased basic and diluted earnings per share in the nine month period ended September 30, 1998, by $.60 per share and $.55 per share, respectively.

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

(6)  INTEREST

        A summary of housing interest for the three and nine month periods ended September 30, 1998 and 1997 follows:

                                                           Three Month Period
                                                          -------------------
                                                             1998        1997
                                                          --------   --------
         Capitalized at beginning of period ........      $ 66,155   $ 59,396
         Capitalized ...............................        11,874     10,493
         Previously capitalized interest included in
           interest expense ........................       (10,474)    (8,449)
         Other .....................................           (74)        (4)
                                                          --------   --------
         Capitalized at end of period ..............      $ 67,481   $ 61,436
                                                          ========   ========

                                                           Nine Month Period
                                                          -------------------
                                                            1998        1997
                                                          --------   --------
         Capitalized at beginning of period               $ 62,950   $ 58,566
         Capitalized                                        34,454     28,048
         Previously capitalized interest included in
           interest expense                                (29,822)   (25,231)
         Other                                                (101)        53
                                                          --------   --------
        Capitalized at end of period                      $ 67,481   $ 61,436
                                                          ========   ========

       Financial services interest expense for the three and nine month periods ended September 30, 1998 and 1997, which is included in "general, administrative and other expenses" in the accompanying consolidated condensed statements of operations follows:
                                                           1998       1997
                                                          -------    -------
         Three month period                               $   453    $   423
         Nine month period                                  1,290      1,086

(7)  EARNINGS PER SHARE
        Basic earnings per share includes the weighted average number of common shares outstanding for the periods. Diluted earnings per share includes (i) the assumed exercise of stock options, (ii) the dilutive effect of the Class B warrants through their exercise and expiration in June 1998 and the convertible redeemable preferred stock through its redemption and conversion in March 1997, and
        (iii) the assumed conversion of the 4.875% convertible subordinated debentures through their redemption and conversion in September 1997. The following table summarizes the basic earnings per share and diluted earnings per share computations for the three and nine month periods ended September 30, 1998 and 1997:
        Three Month Period -                            1998            1997
                                                 -------------  --------------
         Basic earnings per share:
           Income before extraordinary loss .... $     14,088  $      13,028
           Extraordinary loss ..................         --           (8,650)
                                                 ------------   ------------
           Net Income .......................... $     14,088   $      4,378
                                                 ============   ============
           Weighted average number of common
             shares                                13,672,997     11,499,928
                                                 ============   ============
           Earnings per share -
             Income before extraordinary loss .. $       1.03   $       1.13
             Extraordinary loss ................ $       --     $       (.75)
             New income ........................ $       1.03   $        .38
         Diluted earnings per share:
           Income before interest applicable to
             convertible subordinated debentures
             and extraordinary loss ............ $     14,088   $      13,028
           Interest applicable to convertible
             subordinated debentures, net of
             income taxes .......................         --             508
                                                 ------------  ------------
           Income before extraordinary loss,
             assuming dilution .................       14,088        13,536
           Extraordinary loss ..................         --          (8,650)
                                                 ------------  ------------
           Net income, assuming dilution ....... $     14,088  $      4,886
                                                 ============  ============
           Weighted average number of common
             shares                                13,672,997    11,499,928
           Incremental shares from assumed
           conversions -
             Contingent common shares ..........      111,999        43,578
             Stock options .....................      308,650       281,045
             Class B warrants ..................         --         744,808
             Convertible subordinated debentures         --       1,739,130
                                                 ------------   -----------
           Adjusted weighted average number of
             common shares .....................   14,093,646    14,308,489
                                                 ============  ============
           Earnings per share -
             Income before extraordinary loss .. $       1.00 $        .94
             Extraordinary loss ................ $       --   $       (.60)
             Net income ........................ $       1.00 $        .34

         Nine Month Period - ...................        1998         1997
                                                 ------------ -------------
         Basic earnings per share:
           Income before extraordinary loss .... $     47,083 $      34,204
           Extraordinary loss ..................       (3,026)       (8,650)
                                                 ------------  ------------
           Net Income .......................... $     44,057      $ 25,554
                                                 ============  ============
           Weighted average number of common
             shares                                12,517,187    11,514,126
                                                 ============  ============
           Earnings per share -
             Income before extraordinary loss    $       3.76  $       2.97
             Extraordinary loss ...............  $       (.24) $       (.75)
             New income .......................  $       3.52  $       2.22
         Diluted earnings per share:
           Income before interest applicable to
             convertible subordinated debentures
             and extraordinary loss ............ $     47,083 $      34,204
           Interest applicable to convertible
             subordinated debentures, net of
             income taxes ......................         --           1,807
                                                   ----------  ------------
           Income before extraordinary loss,
             assuming dilution .................       47,083         36,011
           Extraordinary loss ..................       (3,026)        (8,650)
                                                  ------------  ------------
           Net income, assuming dilution .......  $     44,057 $      27,361
                                                  ============  ============
           Weighted average number of common
             shares                                12,517,187     11,514,126
           Incremental shares from assumed
             conversions -
             Convertible preferred stock .......         --           25,496
             Contingent common shares ..........       44,493         24,426
             Stock options .....................      385,671        152,066
             Class B warrants ..................      572,783        561,979
             Convertible subordinated debentures         --        2,080,173
                                                 ------------   ------------
           Adjusted weighted average number of
             common shares .....................   13,520,134     14,358,266
                                                 ============   ============

           Earnings per share -
             Income before extraordinary loss .. $       3.48   $       2.51
             Extraordinary loss ................ $       (.22)  $       (.60)
             Net income ........................ $       3.26   $       1.91

      During April 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of outstanding common stock or Class B warrants, in the aggregate, from time to time in the open market and/or in private transactions. In addition, the Board of Directors authorized an odd-lot repurchase program for holders of less than 100 shares of the Company's common stock. During the three month period ended September 30, 1998, the Company had repurchased 25,500 shares of common stock for an aggregate purchase price of $742. The cost of the repurchased shares has been included in "Treasury Stock" in the accompanying consolidated condensed balance sheets.

      During 1998, 157,743 shares of treasury stock (including 57,343 shares repurchased in the odd-lot program) were issued primarily for the exercise of stock options and Class B warrants. When the treasury shares were reissued, any excess of the average acquisition cost of the shares over the proceeds from reissuance was charged to "Capital in Excess of Par Value" in the accompanying consolidated condensed balance sheets.

(8)  CLASS B WARRANTS

      In 1993, the Company issued Class B warrants to acquire an aggregate of 1,904,757 shares of common stock for $20 per share. Prior to their expiration in 1998, 1,837,933 warrants were exercised in 1998 for total proceeds of $36,759.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                  Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                 Three Months Ended        Nine Months Ended
                                     September 30,           September 30,
                                 --------------------    -------------------
                                   1998          1997       1998       1997
                                -----------  ----------  --------- ----------
Revenues -
   Single-family homes ......... $  370,479  $  323,707 $1,049,710 $  962,217
   Land and other ..............      2,679       6,672     10,274     12,821
                                  ----------  ---------- ---------- ----------
     Total ..................... $  373,158  $  330,379 $1,059,984 $  975,038
                                  ==========  ========== ========== ==========

Single-family homes -
   Gross margin amount ......... $   68,514  $   58,670 $  194,620 $  170,899
   Gross margin percentage .....       18.5%       18.1%      18.5%      17.8%
   Units delivered .............      2,078       1,873      6,030      5,672
   Average sales price ......... $  178,300  $  172,800 $  174,100    169,600
   New orders taken ............      1,955       1,882      7,762      6,545
   Backlog at end of period:
     Aggregate sales amount ....                        $  968,879 $  687,029
     Units .....................                             5,167      3,911

Selling, general and
   administrative expenses as a
   percentage of housing revenues       9.7%        9.6%       9.8%       9.5%

Interest -
   Paid or accrued ............. $   11,874  $   10,493 $   34,454     28,048
   Percentage capitalized ......      100.0%      100.0%     100.0%     100.0%
   Previously capitalized
     interest included in
     interest expense .......... $   10,474  $    8,449  $   29,822 $   25,231
   Percentage of housing revenues       2.8%        2.6%       2.8%       2.6%

Revenues and Sales -

Revenues from sales of single-family homes for the three and nine month periods ended September 30, 1998 increased 14% and 9% compared to the three and nine month periods ended September 30, 1997. The increases resulted primarily from 11% and 6% increases in the number of housing units delivered and 3% increases for both periods in the average sales price. The average sales price is impacted by product mix, geographical mix and changing prices on units delivered. The change in average sales price in 1998 compared to 1997 reflects the proportionate increase in deliveries of Inaugural Series homes (affordable, lower priced homes). Construction delays created by shortages of construction trades in several of the Company's markets exacerbated by the curtailment of construction and closing activities in the Company's Florida Gulf Coast markets by the threat of Hurricane Georges had an adverse impact on deliveries in the third quarter of 1998. While the Company expects there will be continued pressure on construction activities due to shortages in construction trades, it believes it will meet its delivery goals in the fourth quarter of 1998.

New orders taken for the three and nine month periods ended September 30, 1998 increased 4% and 19% compared to the same periods in 1997. The increases in new orders in 1998 reflect the continued demand for new single-family homes which the Company believes was brought about by strong consumer confidence and the downward trend of mortgage interest rates from mid 1997 that has continued through the third quarter of 1998. See Part II, "Item 5 - Other Information" on page 22 for a table of unit activity by market for the three and nine month periods ended September 30, 1998 and 1997.

Gross Margins -

The increases in the gross margin percentages for the three and nine month periods ended September 30, 1998 from the same periods in 1997 were primarily due to the continuation of strong overall market conditions and gross margin improvements in certain of the Company's markets. In addition, during 1997, gross margins were negatively impacted by a more competitive housing environment, resulting in the increased use of sales incentives, the cost of which the Company was not able to offset by increases in the average sales prices.

Backlog -

The aggregate amount of sales backlog at September 30, 1998 increased 41% compared to September 30, 1997. The increase in the value of the backlog reflects the increase in the number of units under contract and in the average sales price. Substantially all of the Company's backlog units at September 30, 1998, net of cancellations, are expected to result in revenues prior to September 30, 1999.

Selling, General and Administrative Expenses -

As a percentage of housing revenues, selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 increased when compared to the same periods in 1997. Actual selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 increased $4.3 million and $11.3 million when compared to the three and nine month periods in September 30, 1997. These increases were primarily due to increases in volume-related expenses resulting from increased deliveries in 1998 and increased payroll costs and marketing expenses resulting from increased activities, including increased activities in the retirement and active-adult communities.

Interest -

Interest paid or accrued for the three and nine month periods ended September 30, 1998 increased approximately 13% and 23% compared to the same periods in 1997. These increases in 1998 were primarily due to increases in the average outstanding debt which was primarily incurred in connection with the increases in housing inventories resulting from increased activities.

The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any period is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Previously capitalized interest amounts charged to interest expense in the three and nine month periods ended September 30, 1998 increased 24% and 18% compared to the three and nine month periods ended September 30, 1997. These increases were attributable to the increase in the number of housing units delivered and an increase in the average interest expense per housing unit delivered (which was primarily due to more deliveries in 1998 on finished lots developed by the Company and less deliveries on finished lots acquired under rolling lot options than in 1997).

                             Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                            Three Months         Nine Months
                                               Ended               Ended
                                            September 30,       September 30,
                                          ----------------    ----------------
                                             1998    1997      1998      1997
                                           ------   ------    -------  -------
      U.S. Home Mortgage Corporation and
       Subsidiary                          $7,644  $5,914    $20,830  $15,870
      Other financial services operations   1,174     974      3,214    2,933
                                           ------  -------   -------  -------
                                           $8,818  $6,888    $24,044  $18,803
                                           ======  ======    =======  =======

The increases in U.S. Home Mortgage Corporation's ("Mortgage") revenues for the three and nine month periods ended September 30, 1998 when compared to the three and nine month periods ended September 30, 1997 were primarily due to the increases in mortgage loan originations and increases in income from the sale of mortgage loans and servicing rights.

Mortgage's "capture rate" for providing financing to buyers of homes delivered by the Company improved to 85% and 83% for the three and nine month periods ended September 30, 1998 compared to 78% and 74% for the same periods in 1997. Since a certain percentage of buyers typically elect to use other sources of financing, the Company believes Mortgage's capture rate of 85% for the third quarter of 1998 is nearing optimum levels.


                                   Other

Corporate General and Administrative -

Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .9% for both the three and nine month periods ended September 30, 1998 and were .8% and .9% for the three and nine month periods ended September 30, 1997. Actual corporate general and administrative expenses for the three and nine month periods ended September 30, 1998 were $3.4 million and $9.9 million, compared to $2.6 million and $8.6 million for the three and nine month periods ended September 30, 1997.

Income Taxes -

In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit totaling $7.5 million related to these deductions in 1998. The decrease in the deferred tax liability increased basic and diluted earnings per share in the nine month period ended September 30, 1998 by $.60 per share and $.55 per share, respectively.

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

The Company's Class B warrants expired in 1998. Prior to their expiration, 1,837,933 warrants were exercised in 1998 for total proceeds of $36.8 million.

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

The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Credit Facility. The Credit Facility (and previous credit facilities) have enabled the Company to meet peak operating needs. In September 1998, the Credit Facility borrowing commitment was increased from $180 million to $300 million and in August 1997, the Company entered into an interest rate swap agreement which has effectively fixed the interest rate on $50 million of its Credit Facility borrowings until August 2000. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the nine month periods ended September 30, 1998 and 1997 is summarized below (dollars in thousands):

                                              1998            1997
                                          ---------        -----------
          Net cash provided (used) by:
            Operating activities          $(170,553)       $ (42,406)
            Investing activities             (7,900)          (1,772)
            Financing activities            175,495           37,154
                                          ---------        ---------
          Net decrease in cash            $  (2,958)       $  (7,024)
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

Cash flow from housing financing activities for 1998 provided cash reflecting the sale of the Company's 2005 Senior Notes, the exercise of the Company's Class B warrants and net borrowings under the Credit Facility, offset by the redemption and purchases of the Company's 2003 Senior Notes. Cash flow from housing financing activities in 1997 provided cash reflecting the sale of the Company's 8.25% senior notes due 2004 and 8.88% senior subordinated notes due 2007 and net borrowings under the Credit
Facility, offset by purchases of the Company's 2003 Senior Notes and Debentures and repurchase of common stock and Class B warrants.

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

Other

Year 2000 Issue

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as the year 1900. This could cause many computer applications to fail completely or create erroneous results unless corrective measures are taken.

The Company's year 2000 remediation program has been in place since 1995 and costs of the program, which have not been significant, have been expensed as incurred. The Company does not expect the remaining costs of the program to have a material effect on the Company's results of operations. A committee has been appointed to oversee the Company's year 2000 efforts and to keep Company management and the Board of Directors apprised of these efforts.

The Company utilizes proprietary integrated computer systems that provide its administrative and operating groups the financial and operating information needed to support current operations and future growth. The Company implemented a program in 1995 to identify and remediate the computer systems that would be affected by the year 2000 issue and, in 1998, expanded the program to include other operating systems and equipment affected by the two digit date field.

Substantially all of the Company's computer systems, including its mortgage banking operations' systems, are year 2000 compliant. The Company believes the remaining computer systems will be compliant by the end of 1998 and the other operating systems and equipment will be compliant by the end of 1999. The Company is currently evaluating all major supplier/contractor relationships and believes there are no significant risks associated with year 2000 issues impacting its operations. The Company is also assessing the year 2000 issues with other third-parties on which it relies, including banking institutions, title companies and government agencies and has been informed by its primary banking institution, its primary title company and two major government agencies (Government National Mortgage Association and Federal National Mortgage Association) that they are will be year 2000 compliant prior to December 31, 1999. While other third-parties have informed the Company they are already year 2000 compliant and others have stated they will be compliant by the end of 1999, there can be no assurance that the systems of third-parties on which the Company relies will be compliant in a timely manner. Since the Company is in the preliminary stages of assessing its significant third parties, it does not currently have adequate information to assess the risk of these entities not being able to provide goods and services to the Company. As information is received and evaluated, the Company will determine whether contingency plans are necessary. Should one or more of the significant third-parties fail to achieve year 2000 compliance, the Company's business and its results of operations could be adversely affected.

PART II.  OTHER INFORMATION
Item 5.  Other Information

     Additional Operating Data -

        The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three and nine month periods ended September 30, 1998 and 1997:

              States             New Orders     Deliveries
         -------------------     ----------    ------------
                                1998    1997     1998    1997
                                ----    ----     ----    ----
         Three Month Period -
         Arizona .........        303     253     260     237
         California ......        196     160     190     123
         Colorado ........        341     302     349     332
         Florida .........        472     588     572     534
         Maryland/Virginia         82      88     110      95
         Michigan (1) ....         25    --      --      --
         Minnesota .......        104      78     128     104
         Nevada ..........         55      71      93      79
         New Jersey ......         94     112     103     135
         Ohio/Indiana (2)          27      25      33      32
         Texas ...........        256     205     240     202
                                -----   -----   -----   -----
                                1,955   1,882   2,078   1,873
                                =====   =====   =====   =====

              States           New Orders        Deliveries        Backlog
         --------------------  --------------    ------------    ------------
                               1998      1997    1998    1997    1998    1997
         Nine Month Period  -
         Arizona                1,018     729     740     637     596     361
         California               760     507     484     404     501     252
         Colorado               1,211   1,055   1,041   1,071     756     625
         Florida                2,123   2,142   1,839   1,733   1,610   1,442
         Maryland/Virginia        401     303     259     257     246     146
         Michigan (1)              25       -       -       -      25       -
         Minnesota                399     317     325     226     248     198
         Nevada                   251     249     245     271     114     112
         New Jersey               383     363     296     338     247     204
         Ohio/Indiana (2)         120     103      85     117      67      70
         Texas                  1,071     777     716     618     757     501
                               ------  ------   -----   -----   -----   -----
                                7,762   6,545   6,030   5,672   5,167   3,911
                               ======  ======   =====   =====   =====   =====

         (1) Includes unit data for a 50% owned joint venture of 25 new orders for the three month period ended September 30, 1998 and 25 new orders and 25 backlog for the nine month period ended September 30, 1998.

         (2) In 1997, the Company made the decision to discontinue its Indiana operations.

     Cautionary Disclosure Regarding Forward-Looking Statements -

        Certain statements contained herein, in the Company's press releases, oral communications and other filings with the Securities and Exchange Commission that are not historical facts are, or may be considered to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such matters involve risks and uncertainties, including general economic conditions, fluctuations in interest rates, the impact of competitive products and prices, the supply of raw materials and prices, levels of consumer confidence and other risks referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Other -Cautionary Disclosure Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits


        Exhibit  3.1 -   Amended and Restated By-Laws of U.S. Home
                         Corporation,  dated as of October 15, 1998

        Exhibit 10.1 -   Second Amended and Restated Credit Agreement,
                         dated as of September  11, 1998 between
                         U.S.  Home  Corporation  and TheFirst National
                         Bank of Chicago, as Agent

        Exhibit 10.2 -   Seventh Amendment to First Amended and Restated
                         Warehousing Credit and Security Agreement (single family mortgage loans), dated as of August 14, 1998 between U.S. Home Mortgage Corporation and
                         Residential Funding Corporation

        Exhibit  27   -  Financial Data Schedule

  (b)   Reports on Form 8-K

        No Current Report on Form 8-K was filed by the Company during July, August or September 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. HOME CORPORATION

Date:  November 4, 1998                  /s/ Isaac Heimbinder
                                         --------------------
                                         Isaac Heimbinder
                                         President, Co-Chief Executive Officer
                                         and Chief Operating Officer



Date:  November 4, 1998                  /s/ Chester P. Sadowski
                                         -----------------------
                                         Chester P. Sadowski
                                         Senior Vice President-Controller
                                         and Chief Accounting Officer

                             INDEX OF EXHIBITS


                                                                   Sequential
Exhibit                                                             Numbered
Number                                                                 Page

 3.1           Amended and Restated By-Laws of U.S. Home
               Corporation,  dated as of October 15, 1998             28

10.1           Second  Amended and Restated  Credit  Agreement,
               dated as of September 11, 1998 between U.S. Home
               Corporation and The First National Bank of
               Chicago, as Agent                                      43

10.2           Seventh Amendment to First Amended and Restated
               Warehousing Credit and Security Agreement (single
               family mortgage loans), dated as of August 14, 1998 between U.S. Home Mortgage Corporation and
               Residential Funding Corporation                       196

27             Financial Data Schedule                               212