Form 10-K
period 1998-12-31
U S HOME CORP /DE/
filed 1999-02-12
CIK 101640

                                                                (CONFORMED COPY)

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from________________ to_______________.

                          COMMISSION FILE NUMBER 1-5899

                              U.S. HOME CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         21-0718930
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                      10707 CLAY ROAD, HOUSTON, TEXAS 77041
               (Address of principal executive offices) (Zip Code)

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1999, the number of shares outstanding of Registrant's voting stock was 13,337,624 and the aggregate market value of the Registrant's voting stock held by non-affiliates was $445,514,386.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                           Part of 10-K
                                                         Where Incorporated
Proxy Statement dated March 12, 1999 for the             ------------------
 Annual Meeting of Stockholders to be held                      III
  on April 21, 1999.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         U.S. Home Corporation ("U.S. Home" or the "Company"), organized in 1954 and incorporated in the State of Delaware in 1959, is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 230 new home communities in 33 market areas in 12 states. Since its formation, the Company has delivered over 283,000 homes. In 1997, the Company was the sixth largest single-family on-site home builder in the United States based on homes completed and delivered and has been among the ten largest single-family on-site home builders in the United States for more than 20 years. The Company conducts substantially all of its home building business through U.S. Home, the parent company.

         The Company offers a wide variety of moderately-priced homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. In each of its markets, the Company's strategy is to build quality homes offering prospective homebuyers a high level of new home value. The Company believes that many home purchasers compare homes on the basis of location, perceived quality and dollars of purchase price per square foot of living area. As a result, the Company attempts to purchase land and lots in popular growth corridors, maintain high quality standards, design homes to maximize living space and provide customers with opportunities to choose interior and exterior features to enhance their homes.

         In addition to building and selling single-family homes, the Company provides mortgage-banking services to its customers. The Company originates, processes and sells mortgages to third party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

OPERATIONS

         The Company is engaged in two related industries: home building and financial services. Assets and results of operations of the Company's reportable segments are separately disclosed in the Consolidated Financial Statements.

                            HOME BUILDING OPERATIONS

         The Company's primary business is the on-site development of single-family residential communities. During 1998, the Company's product mix consisted of deliveries of approximately 35% affordable homes, 39% move-up homes and 26% retirement and active adult homes.

MARKETS

         U.S. Home's building operations are currently conducted in the following market areas:

      States                                                     Market Areas
------------------             -----------------------------------------------------------------------------------
Arizona                        Phoenix and Tucson
California                     Corona, Palm Springs, Sacramento and Temecula
Colorado                       Colorado Springs, Denver and Fort Collins/Longmont/ Loveland
Florida                        Bonita Springs, Clearwater/Palm Harbor/Tarpon Springs, Fort Myers, Hernando County,
                               Naples, Orlando, Pasco County, Sarasota/Bradenton and Tampa
Maryland/Virginia              Annapolis and Washington, D.C. area
Michigan                       Auburn Hills
Minnesota                      Minneapolis/St. Paul
Nevada                         Las Vegas
New Jersey                     Dover/Jackson/Howell, Monroe/Hillsborough and Lumberton
Ohio                           Cleveland and Columbus
Texas                          Dallas/Fort Worth,  Fredericksburg, Houston, McAllen/Harlingen/Brownsville and San
                               Antonio

         The Company seeks to maintain geographic diversity and thus reduce the potential risk of economic volatility in any given market.

         Set forth below are revenues for the Company from the sale of single-family homes by state for each of the last three fiscal years:

                                           Years Ended December 31,
                               -----------------------------------------------
      States                      1998              1997               1996
------------------             ----------        ----------         ----------
                                              (Dollars in Thousands)
Arizona                        $  162,103        $  132,640         $  137,606
California                        151,476           118,843             92,193
Colorado                          263,019           238,288            206,231
Florida                           399,492           369,051            335,166
Maryland/Virginia                  74,275            66,651             72,914
Minnesota                          81,544            61,503             64,129
Nevada                             59,981            60,561             62,088
New Jersey                         93,612            85,878             86,656
Ohio/Indiana (1)                   26,256            35,492             33,008
Texas                             133,577           109,408             88,947
                               ----------        ----------         ----------
                               $1,445,335        $1,278,315         $1,178,938
                               ==========        ==========         ==========

(1) In 1997, the Company discontinued its Indiana operations.

         Set forth below are tables providing information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers and backlog of single-family homes by state for each of the last three fiscal years:

NEW ORDERS TAKEN

                                                    Years Ended December 31,
                                        ----------------------------------------------
      States                               1998               1997              1996
------------------                      ---------          ---------          --------
Arizona                                     1,287                899               832
California                                    873                636               532
Colorado                                    1,404              1,285             1,378
Florida                                     2,468              2,597             2,173
Maryland/Virginia                             478                355               353
Minnesota                                     471                386               294
Nevada                                        306                301               371
New Jersey                                    427                422               471
Ohio/Indiana (3)                              136                111               178
Texas                                       1,278                901               824
                                        ---------          ---------          --------
                                            9,128              7,893             7,406
Joint venture activity (1)                     67                  -                 -
                                        ---------          ---------          --------
                                            9,195              7,893             7,406
                                        =========          =========          ========

DELIVERIES

                                                 Years Ended December 31,
                                      ---------------------------------------------
      States                             1998                1997             1996
------------------                    ---------            -------           ------
Arizona                                   1,012                850              948
California                                  677                560              494
Colorado                                  1,391              1,340            1,199
Florida                                   2,462              2,304            2,126
Maryland/Virginia                           394                351              366
Minnesota                                   445                319              306
Nevada                                      307                327              356
New Jersey                                  449                441              475
Ohio/Indiana (3)                            119                163              156
Texas                                     1,002                841              673
                                      ---------            -------           ------
                                          8,258              7,496            7,099
                                      =========            =======           ======


BACKLOG (2)

                                                      As Of December 31,
                                         -------------------------------------------
      States                                1998               1997             1996
------------------                       -------            -------           ------
Arizona                                      593                318              269
California                                   421                225              149
Colorado                                     599                586              641
Florida                                    1,332              1,326            1,033
Maryland/Virginia                            188                104              100
Minnesota                                    200                174              107
Nevada                                       107                108              134
New Jersey                                   138                160              179
Ohio/Indiana (3)                              49                 32               84
Texas                                        678                402              342
                                         -------            -------           ------
                                           4,305              3,435            3,038
Joint venture activity (1)                    67                  -                -
                                         -------            -------           ------
                                           4,372              3,435            3,038
                                         =======            =======           ======

    (1) Includes unit data for a 50% owned retirement community joint venture in Michigan of 35 new orders and 35 backlog and a 50% owned affordable home joint venture in Texas of 32 new orders and 32 backlog for the year ended December 31, 1998.

    (2)  Homes under contract for sale but not delivered at end of year.

    (3)  In 1997, the Company discontinued its Indiana operations.

         The Company anticipates that substantially all of its backlog units, net of cancellations, as of December 31, 1998 will be completed and delivered during 1999. While operations in certain market areas are affected by seasonal factors which limit on-site building and sales activities, the Company's ability to build and deliver its backlog is not considered to be seriously affected by such factors.

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

         The Company markets homes in "model home parks" featuring one or more model homes, attractively furnished and decorated and staffed by the Company's sales consultants who provide information regarding floor plans, the various elevations available, decorating options, as well as assisting with mortgage financing information. The model may include a variety of options and upgrades which the customer may request at an additional cost, and which include items such as special floor and window treatments, custom cabinetry, pools, fireplaces and decks. The Company constantly studies both aesthetic design and architectural trends, as well as quality construction and engineering trends, in order to provide customers with high quality, design and value. The Company has received numerous awards in various markets for outstanding housing design.

         The Company's home building and marketing activities are conducted under the name of U.S. Home in each of its markets except in Minneapolis/St. Paul where the Company markets its homes under the name of Orrin Thompson Homes, and in Florida where homes are marketed under the name of Rutenberg Homes as well as U.S. Home. Joint venture activities are conducted under the name of Heritage for the retirement and active adult communities and NuHome Designs for the affordable communities.

         The Company provides customers, through its U.S. Home Custom Design Studios, the opportunity to purchase options and upgrades for their new homes. In 1998, the Company established U.S. Home Custom Design Studios in each of its markets. The Design Studios provide an extra service to its customers.

         The Company advertises primarily in magazines and local newspapers. Additionally, homes are marketed by means of model homes, pictorial brochures and on-site displays. The Company also maintains specific community information at its internet home page which can be reached at http://www.ushome.com. The Company's general marketing strategy seeks to generate one-third of housing sales through advertisements, one-third through customer referrals and one-third through realtor contacts.

         The Company's product lines include both single-family detached and attached homes. During 1998, approximately 78% of the homes delivered were single-family detached compared to 80% in 1997 and 83% in 1996. The number of units and average sales prices of single-family homes delivered in 1998, 1997 and 1996 were as follows:

            Single-Family Detached    Single-Family Attached
            ----------------------    ----------------------
            Number     Average        Number      Average
           of Units  Sales Price     of Units   Sales Price
           --------  -----------     --------   -----------
1998        6,476     $182,600         1,782     $147,600
1997        5,960      178,000         1,536      141,200
1996        5,891      170,500         1,208      144,200

         Selling prices are set in each area based on product features, local market conditions and competitive factors. In 1998, the national average sales price of new single-family homes (both detached and attached) as reported on a preliminary basis by the U.S. Census Bureau was $181,300 compared with an average sales price of $175,000 for the Company.

         Variations in the general product and customer mix may exist from year to year based on shifts in local market demand or product availability. The table below sets forth the mix of the Company's deliveries for the affordable, move-up and retirement and active adult home products during the last three years:

                                                    1998    1997    1996
                                                    ----    ----    ----
Affordable .....................................     35%     33%     28%
Move-up ........................................     39%     40%     49%
Retirement and active adult ....................     26%     27%     23%

         The Company has set a goal to increase its annual deliveries to over 10,000 homes in the year 2000, of which one third would be retirement and active adult home deliveries. However, there can be no assurance such efforts will be successful.

         The Company presently has retirement, active adult and intergenerational communities open in Arizona, California, Colorado, Florida, Nevada, New Jersey, Ohio, Texas and Virginia and one joint venture community in Michigan. During the next three years, the Company plans to open 17 additional retirement, active adult and intergenerational communities. They include two new communities in California, one in Colorado, seven in Florida, one in Minnesota, three in New Jersey and two in Texas and one joint venture in North Carolina.

         Many purchasers finance a large portion of the purchase price of a home through conventional or government insured/guaranteed mortgages from lending institutions. The Company generally assists purchasers in obtaining mortgages. Approximately 84% of the homes delivered in 1998, 81% delivered in 1997 and 83% delivered in 1996, were purchased using mortgage financing.

         The Company takes steps to qualify certain of its homes under Veterans Administration ("VA") and Federal Housing Administration ("FHA") mortgage financing programs, which provide mortgage financing sources. Approximately 19% of the homes delivered in 1998 and 17% of the homes delivered in 1997 and 1996 were financed under VA and FHA mortgage programs.

CONSTRUCTION

         The Company's investment in direct employee labor costs, equipment and facilities is kept to a minimum because all construction of single-family homes is performed by independent subcontractors. At all stages of construction, however, on-site Company managers supervise and coordinate the activities of these subcontractors and subject their work to quality and cost control standards. The Company's Director of Construction and Quality Initiative Programs provides centralized management of quality standards and supervises the Company's Zero Defect Program with respect to the construction of homes. The Company's Director of National Purchasing provides centralized management for the purchase of certain major components used in the construction of homes. Company employees are rated and compensation incentives are affected by a measure of quality standards. The Company's commitment to quality and its use in the Company's sales efforts are best illustrated by its Zero Defect Program. Under the Zero Defect Program, the home buyer meets with the construction supervisor prior to the commencement of, and during, construction in order to ensure that the home buyer (i) is aware of all quality features of the house, including those which are not readily apparent in the finished house, (ii) agrees that the design features, including appliances, match those ordered and
(iii) is satisfied with the finished product. The Company considers a completed house to have "zero defects" if, upon final inspection by the home buyer, only a few minor cosmetic items remain to be corrected.

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

COMMUNITY DEVELOPMENT

         For a number of years, a significant portion of the Company's finished lot needs, primarily in its affordable and move-up communities, have been satisfied through rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots on a scheduled basis. For example, during 1998, 63% of the Company's unit deliveries were from lots developed by the Company and 36% were from lots acquired by the exercise of rolling lot options as compared with 62% and 37% in 1997 and 56% and 44% in 1996, respectively. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Liquidity, Housing.

         The Company's policy is that land cannot be purchased or sold without prior approval of the Company's Asset Management Committee. Asset Management Committee approval requires submission of data relating to sales forecasts, a timing schedule (e.g., estimated dates for the commencement of land development, housing construction, model opening and sales) and a projection of income and internal rate of return. All development expenditures are reviewed by the Senior Vice President-Community Development and the appropriate President of Operations prior to the commencement of development. In addition, the Company's by-laws require approval by the Company's Board of Directors of any acquisition of unimproved real property or acreage by the Company which is material to the Company in any single transaction involving an expenditure in excess of $10 million and any other material capital expenditures, borrowings (subject to certain exceptions) and other commitments by the Company in excess of $10 million per transaction (excluding transactions involving housing inventory).

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

         Housing communities are generally built in or near major metropolitan areas and are normally located in growing markets for such areas. At December 31, 1998, the Company's land and finished lot inventories totaled $514.1 million, excluding option deposits. See Note 2 of Notes to Consolidated Financial Statements. Substantially all housing communities are zoned for their intended use and serviced by utilities. As of December 31, 1998, the Company had refundable and nonrefundable deposits totaling $41.2 million for options and contracts to purchase undeveloped land and finished lots for home building operations for a total purchase price of approximately $435.5 million. The Company has incurred pre-development costs of approximately $62.3 million relating to these properties.

         The following table sets forth as of December 31, 1998, by state, the cost of certain of the Company's land inventories and the estimated number of lots controlled through direct ownership and under option which are being used or that are anticipated to be used in the Company's home building operations (dollars in thousands):

                                                     Estimated Number of Housing
                                                        Units That Could Be
                                                   Constructed On Land Controlled
                                      Book           as of December 31, 1998 (1)
                                      Cost      ----------------------------------
                                    of Land                    Under
          States                     Owned        Owned       Option        Total
------------------------------     --------     --------     --------     --------
Arizona ......................     $ 49,141        1,981        1,879        3,860
California ...................       53,471        1,579        2,930        4,509
Colorado .....................       99,412        6,117        2,819        8,936
Florida ......................      138,551       10,952       13,318       24,270
Maryland/Virginia ............       47,499        2,286        1,166        3,452
Minnesota ....................       12,340        1,018        1,204        2,222
Nevada .......................       25,990          628           98          726
New Jersey ...................       19,016          560        2,185        2,745
Ohio .........................       13,890          417          278          695
Texas ........................       36,497        2,509        1,307        3,816
                                   --------     --------     --------     --------
                                   $495,807       28,047       27,184       55,231
                                   ========     ========     ========     ========

(1) The estimates set forth above have been prepared based on numerous assumptions made at the date hereof, many of which are beyond the control of the Company. Many of these assumptions, and hence the estimates, are subject to change and there can be no assurances that such lots will be used or as to when they will be used. This table does not include commercial property and other properties which the Company has no current plans to use, with an aggregate cost of $18.3 million (including $2.3 million relating to land under contract for sale). In view of the various stages of development of the land owned or controlled by the Company as of December 31, 1998 (i.e., finished, under development and development not started), any per lot cost derived by dividing the book cost by the estimated number of units would not be meaningful.

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

         In 1998, the Company's revenues from the sale of developed and undeveloped land amounted to $17.6 million, as compared to revenues of $13.7 million in 1997 and $10.9 million in 1996.


                          FINANCIAL SERVICES OPERATIONS

         The Company's other business consists primarily of its mortgage banking activities. U.S. Home Mortgage Corporation ("Mortgage"), a wholly-owned subsidiary of the Company, commenced operations in 1971 and serves an important role in the Company's sale of its homes by arranging financing for customers.

         Mortgage is a Federal National Mortgage Association/Government National Mortgage Association/Federal Home Loan Mortgage Corporation approved seller-servicer, headquartered in Clearwater, Florida with branch or satellite offices in the metropolitan areas of Phoenix and Tucson, Arizona; Palm Springs and Sacramento, California; Colorado Springs, Denver and Fort Collins, Colorado; Washington, D.C.; Clearwater, Fort Myers, New Port Richey, Orlando and Sarasota, Florida; Minneapolis, Minnesota; Las Vegas, Nevada; Freehold, New Jersey; Cleveland, Ohio; and Dallas, Houston, McAllen and San Antonio, Texas. The Company offers a wide variety of conventional, FHA and VA financing programs through Mortgage, thereby providing prospective buyers the benefits of both conventional and government-assisted loan programs. As a mortgage banker, Mortgage originates and funds mortgage loans and sells the loans and the related servicing rights directly to investors. Loans and servicing rights are generally sold by Mortgage and funded by the investors within 30 days after home delivery. To limit its risk of interest rate fluctuations, Mortgage regularly enters into fixed price mandatory forward delivery contracts to sell mortgage-backed securities to securities dealers or fixed price forward delivery commitments to sell specific whole loans to investors on a mandatory or best efforts basis. Mortgage has a secured revolving line of credit to fund the mortgage loans on an interim basis until purchased by investors. See Note 3 of Notes to Consolidated Financial Statements.

         The following table summarizes certain mortgage banking operating information (dollars in thousands):

                                                        Years Ended December 31,
                                                  ----------------------------------
                                                    1998         1997         1996
                                                  --------     --------     --------
Residential mortgage loans
  Number of loans originated ................        6,050        4,761        3,786
  Average amount of loan originated .........     $    141     $    138     $    134
  Total amount of loans originated:
    Funded by Mortgage ......................     $769,000     $604,000     $466,000
    Brokered by Mortgage ....................       84,000       54,000       43,000
                                                  --------     --------     --------
  Total .....................................     $853,000     $658,000     $509,000
                                                  ========     ========     ========

Company's homes delivered financed by
  Mortgage as a percentage of Company's
  homes delivered which were financed........           83%          76%          61%
Company's homes delivered financed by
  Mortgage as a percentage of
  Mortgage's total originations..............           95%          97%          95%

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

                                      OTHER

         In 1998, the Company purchased a 13.3% interest in GIG Desarrolladores Immitbilliories ("GIGDI"), the fourth largest homebuilder in Mexico, and created a structure for a series of ventures in Mexico and the United States to develop affordable housing. The first joint venture ("NuHome Designs") with GIGDI commenced operations in 1998 in Dallas, San Antonio and Houston, Texas offering affordable homes priced from the low $50,000s. It is expected NuHome Designs will have a total of eight communities open for sales by the third quarter of 1999.

ADDITIONAL INFORMATION

EMPLOYEES

         At December 31, 1998, the Company had 1,954 employees. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good. The Company's single-family housing and community development operations are conducted primarily through independent subcontractors, thereby limiting the number of direct employees required.

ITEM 2.  PROPERTIES

         The Company owns a 52,000 square foot office building located at 10707 Clay Road, Houston, Texas 77041, that serves as its executive offices. Prior to February 1999, the Company leased its executive offices. The Company does not believe that its executive offices or its other facilities, consisting of sales and administrative offices located in or near each of the Company's areas of operations and generally held under leases with terms not exceeding five years, are material to its operations. The Company believes its properties are suitable and adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising from the normal course of business, none of which, in the opinion of the Company, is expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE COMPANY

         The Company's executive officers during 1998 and their respective ages and positions are set forth below:

       Name                             Age                     Position and Office
---------------------                   ---        -------------------------------------------
Robert J. Strudler                      56         Chairman and Co-Chief Executive Officer
Isaac Heimbinder                        55         President, Co-Chief Executive Officer and
                                                     Chief Operating Officer
Gary L. Frueh                           58         Senior Vice President - Tax and Audit
Craig M. Johnson                        45         Senior Vice President - Community
                                                      Development
Chester P. Sadowski                     52         Senior Vice President - Controller and Chief
                                                      Accounting Officer
Frank E. Matthews, II                   49         Vice President - Human Resources
Thomas A. Napoli                        57         Vice President - Corporate Finance and
                                                      Treasurer
Richard G. Slaughter                    54         Vice President - Planning and Secretary
Kelly F. Somoza                         45         Vice President - Investor Relations

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

         Mr. Frueh has served as Senior Vice President-Tax and Audit since June 11, 1998; prior thereto, he had been Vice President-Tax and Audit since February 5, 1992.

         Mr. Johnson has served as Senior Vice President-Community Development since April 26, 1995; prior thereto, he had been Vice President-Community Development since June 11, 1992.

         Mr. Sadowski has served as Senior Vice President-Controller and Chief Accounting Officer since June 11, 1998; prior thereto, he had been Vice President-Controller and Chief Accounting Officer since December 17, 1987.

         Mr. Matthews has served as Vice President-Human Resources since April 23, 1997; prior thereto, he had been Director-Human Resources since February 15, 1991.

         Mr. Napoli has served as Vice President-Corporate Finance and Treasurer since February 13, 1997; prior thereto, he had been Vice President-Finance and Chief Financial Officer since April 21, 1989.

         Mr. Slaughter has served as Vice President-Planning and Secretary since December 18, 1986.

         Ms. Somoza has served as Vice President - Investor Relations since December 6, 1996; prior thereto, she had been a Vice President since June 11, 1992. Ms. Somoza is also the administrator of the Company's profit sharing and employees' savings programs.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         As of February 4, 1999, there were approximately 1,895 holders of record of the Company's common stock, $.01 par value per share. The principal market on which the common stock is traded is the New York Stock Exchange. Information concerning the high and low sales prices for the Company's common stock for each calendar quarter during 1998 and 1997 is set forth below:

  Calendar               Year Ended             Year Ended
  Quarter             December 31, 1998     December 31, 1997
-----------         --------------------  --------------------
                       High       Low        High       Low
                    ---------  ---------  ---------  ---------
First               $   46.50  $   36.44  $   29.75  $   24.50
Second                  47.88      36.81      27.75      23.00
Third                   44.19      26.75      38.81      26.63
Fourth                  36.19      25.56      39.38      32.94

         No dividends were paid by the Company during 1998 or 1997. The Company's credit agreement (the most restrictive of the Company's borrowing agreements) limits the payment of cash dividends in any fiscal quarter to fifty percent of the Company's consolidated net income (as defined in the credit agreement) for the preceding fiscal quarter.

ITEM 6.  SELECTED FINANCIAL DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED SELECTED FINANCIAL DATA
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Years Ended December 31,
                                             -----------------------------------------------------------------------------------
                                                 1998                1997             1996               1995            1994
                                             -----------         -----------      -----------        -----------     -----------
STATEMENT OF OPERATIONS DATA:
Operating Revenues                           $ 1,497,649         $ 1,319,752      $ 1,211,450        $ 1,107,945     $   995,311
Income Before Income Taxes and
   Extraordinary Loss                             89,293              74,900           55,901             59,072          52,526

Income Taxes                                      25,564              27,713           11,713             22,152          19,697
                                             -----------         -----------      -----------        -----------     -----------
Income Before Extraordinary Loss                  63,729              47,187           44,188             36,920          32,829
Extraordinary Loss, Net of Income
  Tax Benefit                                      3,026               8,650               --                 --              --
                                             -----------         -----------      -----------        -----------     -----------
Net Income                                   $    60,703         $    38,537      $    44,188        $    36,920     $    32,829
                                             ===========         ===========      ===========        ===========     ===========

Basic Earnings Per Share:
  Income before extraordinary loss           $      4.99(1)      $      4.08      $      3.88(2)     $      3.29     $      3.21
  Extraordinary loss                         $      (.24)        $      (.75)     $        --        $        --     $        --
  Net Income                                 $      4.75(1)      $      3.33      $      3.88(2)     $      3.29     $      3.21
Diluted Earnings Per Share:
  Income before extraordinary loss           $      4.68(1)      $      3.50      $      3.28(2)     $      2.78     $      2.50
  Extraordinary loss                         $      (.22)        $      (.62)     $        --        $        --     $        --
  Net Income                                 $      4.46(1)      $      2.88      $      3.28(2)     $      2.78     $      2.50
Dividends Per  Share                         $        --         $        --      $        --        $        --     $        --

BALANCE SHEET DATA (at year end):
Total Assets                                 $ 1,352,976         $ 1,067,114      $   947,411        $   842,084     $   753,203
                                             ===========         ===========      ===========        ===========     ===========
Revolving Credit Facilities -
  Corporate and Housing                      $   130,000         $    29,000      $        --        $    24,000     $     7,553
  Financial Services                              33,112              40,343           42,414             35,371          10,014
                                             -----------         -----------      -----------        -----------     -----------
                                             $   163,112         $    69,343      $    42,414        $    59,371     $    17,567
                                             ===========         ===========      ===========        ===========     ===========
Long-Term Debt -
  Corporate and Housing                      $   424,980         $   395,918      $   362,887        $   300,599     $   304,327
  Financial Services                                  --                  --               --                 --           1,034
                                             -----------         -----------      -----------        -----------     -----------
                                             $   424,980         $   395,918      $   362,887        $   300,599     $   305,361
                                             ===========         ===========      ===========        ===========     ===========

(1) In 1998, basic earnings per share included $.59 per share and diluted earnings per share included $.54 per share due to the effect of a $7,474 tax benefit.

(2) In 1996, basic earnings per share included $.04 per share and diluted earnings per share included $.03 per share due to the net effect of an $8,233, net of tax, provision for impairment of land inventories and an $8,691 tax benefit.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                     HOUSING

         The following table, which excludes the provision for impairment of land inventories recorded in 1996 (see Results of Operations Other - Impairment of Land Inventories below and Consolidated Statements of Operations), sets forth certain financial information for the Company's housing segment for the periods indicated (dollars in thousands, except average sales price):

                                                          Years Ended December 31,
                                                ------------------------------------------
                                                   1998            1997            1996
                                                ----------      ----------      ----------
Revenues -
  Single-family homes                           $1,445,335      $1,278,315      $1,178,938
  Land and other                                    18,737          15,785          12,268
                                                ----------      ----------      ----------
  Total                                         $1,464,072      $1,294,100      $1,191,206
                                                ==========      ==========      ==========

Single-family homes -
  Gross margin amount                           $  265,977      $  229,980      $  217,461
  Gross margin percentage                             18.4%           18.0%           18.4%
  Units delivered                                    8,258           7,496           7,099
  Average sales price                           $  175,000      $  170,500      $  166,100
  New orders taken                                   9,195           7,893           7,406
  Backlog at end of year:
    Aggregate sales amount                      $  844,714      $  608,974      $  530,857
    Units                                            4,372           3,435           3,038
Selling, general and administrative
  expenses as a percentage of
  housing revenues                                     9.6%            9.5%            9.5%
Interest -
  Paid or accrued                               $   46,597      $   38,153      $   33,484
  Percentage capitalized                             100.0%          100.0%          100.0%
  Previously capitalized interest
    included in interest expense                $   40,787      $   33,789      $   30,786
  Percentage of housing revenues                       2.8%            2.6%            2.6%

REVENUES AND SALES  -

         Revenues from sales of single-family homes for 1998 increased 13% from 1997. The increase resulted from a 10% increase in the number of housing units delivered and a 3% increase in the average sales price. Revenues from sales of single-family homes for 1997 increased 8% from 1996, resulting primarily from a 5% increase in the number of housing units delivered and a 3% increase in the average sales price. The average sales price is impacted by product mix, geographical mix and changing prices on units delivered. The change in the average sales price in 1998 compared to 1997 and 1997 compared to 1996 reflects the proportionate increase in deliveries of affordable
(lower priced) homes.

         New orders taken in 1998 increased 17% from 1997. New orders taken in 1997 increased 7% from 1996. The increases in new orders in 1998 and 1997 reflect the continued demand for new single-family homes which the Company believes was brought about by strong consumer confidence, opening of new home communities and stable mortgage interest rates.

GROSS MARGINS -

         The increase in the gross margin percentage for 1998 from 1997 was primarily due to the continuation of strong overall market conditions and gross margin improvements in certain of the Company's markets. There can be no assurance margins will continue to improve because they could be adversely affected by future events, including a change in the competitive housing environment and increases in construction labor and material costs. The decrease in the gross margin percentage in 1997 from 1996 was primarily due to a more competitive housing environment, resulting in the increased use of sales incentives, the cost of which the Company was not able to offset by increases in the average sales prices.

BACKLOG -

         The backlog aggregate sales amount at December 31, 1998 increased 39% compared to December 31, 1997, and at December 31, 1997 increased 15% compared to December 31, 1996. The increases in the value of the backlog reflect the increases in the number of units under contract and increases in the average sales price. Substantially all of the Company's backlog units at December 31, 1998, net of cancellations, are expected to result in revenues in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -

         As a percentage of housing revenues, selling, general and administrative expenses in 1998 increased when compared to 1997 and 1997 remained the same as compared to 1996. Actual selling, general and administrative expenses for 1998 increased $17.6 million compared to 1997. This increase was primarily due to increases in volume-related expenses ($5.8 million) resulting from increases in deliveries in 1998 when compared to 1997 and increased payroll costs and marketing center and other marketing expenses resulting from increased activities. Similarly, actual selling, general and administrative expenses for 1997 increased $9.9 million compared to 1996. This increase was primarily due to increased payroll cost and advertising and marketing center expenses resulting from increased activities.

INTEREST -

         Interest paid or accrued for 1998 increased approximately 22% compared to 1997 and increased approximately 14% in 1997 compared to 1996. These increases were primarily due to increases in the average amount of outstanding debt which was primarily incurred in connection with the increases in single-family housing inventories resulting from increased activities.

         The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any one year is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Previously capitalized interest amounts charged to interest expense in 1998 increased 21% compared to 1997 and 1997 increased 10% compared to 1996. These increases were attributable to the increases in the number of housing units delivered and an increase in the average interest expense per housing unit delivered.

FINANCIAL SERVICES

REVENUES -

         Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                                    Years Ended December 31,
                                                -------------------------------
                                                  1998        1997        1996
                                                -------     -------     -------
U.S. Home Mortgage Corporation and
  Subsidiary                                    $28,951     $21,648     $16,363
Other financial services subsidiaries             4,626       4,004       3,881
                                                -------     -------     -------
                                                $33,577     $25,652     $20,244
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

         The increase in Mortgage's revenues in 1998 from 1997 and in 1997 from 1996 was primarily due to increases in mortgage loan originations and income from the sales of mortgage loans and servicing rights.

         Mortgage's "capture rates" for providing financing to buyers of homes delivered by the Company improved to 83% in 1998 compared to 76% and 61% in 1997 and 1996, respectively. Since a certain percentage of buyers typically elect to use other sources of financing, the Company believes Mortgage's capture rate of 83% for 1998 is nearing the maximum capture rate.

                                      OTHER

IMPAIRMENT OF LAND INVENTORIES -

         In 1996, in conjunction with the completion of the 1997 business plan, the Company completed its annual detailed evaluation of the intended use of its land inventories to insure that the primary and planned use reflected the appropriate economic value for the Company's intended use. It was determined during the evaluation that based on economic forecasts for 1997 the current best use of certain land inventories located primarily in Florida, Maryland and Texas had changed from the Company's previous intended use. Based on the change in intended use, the Company revised its cash flow estimates and determined the cash flow expected to be generated from the new intended use would be less than the cost of the land. Accordingly, the Company recorded a non-cash provision for impairment of approximately $13.0 million ($8.2 million, net of income taxes) to reduce the carrying value of the land to its current fair value, which amount has been included in "provision for impairment of land inventories" in the Consolidated Statements of Operations. The provision for impairment reduced basic and diluted earnings per common share in 1996 by $.72 per share and $.58 per share, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE -

         Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .9%, .9% and 1.0% for 1998, 1997 and 1996, respectively. Actual corporate overhead expenses for 1998 totaled $13.1 million compared with $11.7 million for both 1997 and 1996.

INCOME TAXES -

         In 1996, the Internal Revenue Service (the "IRS") completed an examination of the Company's federal income tax returns for the years ended December 31, 1993 and 1992. The results of this examination allowed certain previously reserved deductions taken by the Company in its 1993 tax return but disallowed certain other deductions taken in that tax return. In 1998, the Company was informed that its appeal of the IRS decision to disallow these other deductions had been resolved in favor of the Company. As a result of this favorable ruling in 1998 and the deductions allowed in 1996, the Company reduced its deferred tax liability and recognized income tax benefits totaling $7.5 million in 1998 and $8.7 million in 1996. The decreases in the deferred tax liability increased basic and diluted earnings per share in 1998 by $.59 per share and $.54 per share, respectively, and in 1996 by $.76 per share and $.61 per share, respectively.

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

         The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities, including the unsecured revolving credit agreement (the "Credit Facility").

         Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. Primarily in its affordable and move-up home communities, the Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. However, with the increase in the number of retirement and active adult communities, the use of rolling lot options as a percentage of the Company's total finished lot needs has and is expected to continue to decrease since the majority of the finished lots for these communities are developed on land owned by the Company. In 1998, 1997 and 1996, respectively, 36%, 37% and 44%, of the units delivered have been on lots acquired under rolling lot option agreements. The retirement and active adult communities are generally long-term projects and require greater investments by the Company than are required for its affordable and move-up home communities. These communities generally include more units than the affordable and move-up communities and generally have more extensive amenities, including golf courses and club houses, which require substantial capital investment. The increases in land inventories in 1998 from 1997 and in 1997 from 1996 were primarily the result of increased activities, including an increase in the Company's retirement and active adult communities' activities.

         The Company has financed, and expects to continue to finance, its working capital needs from operations and borrowings, including those made under the Credit Facility. The Credit Facility (and previous credit facilities) have enabled the Company to meet peak operating needs. In September 1998, the Credit Facility borrowing commitment was increased from $180 million to $300 million and in August 1997, the Company entered into an interest rate swap agreement which has effectively fixed the interest rate on $50 million of its Credit Facility borrowings until August 2000. See Note 3 of Notes to Consolidated Financial Statements.

         In 1998, the Company sold $100 million principal amount of its 7.75% senior notes due 2005 ("2005 Senior Notes") for the purpose of raising funds to redeem the balance of the Company's 9.75% senior notes due 2003 ("the 2003 Senior Notes") which were first callable in June 1998. In 1998, the Company redeemed $43.1 million principal amount of the 2003 Senior Notes and purchased in open market transactions $36.6 million principal amount of the 2003 Senior Notes. See Note 3 of Notes to Consolidated Financial Statements.

         The Company's Class B warrants expired in 1998. Prior to their expiration, 1,837,941 warrants were exercised in 1998 for total proceeds of $36.8 million. See Note 5 of Notes to Consolidated Financial Statements.

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

         The net cash provided or used by the operating, investing and financing activities of the housing operations for the years ended December 31, 1998, 1997 and 1996 is summarized below (dollars in thousands):

                                                     Years Ended December 31,
                                             ---------------------------------------
                                                1998           1997           1996
                                             ---------      ---------      ---------
Net cash provided (used):
  Operating activities .................     $(136,419)     $ (44,622)     $ (28,091)
  Investing activities .................       (11,187)        (2,493)        (3,684)
  Financing activities .................       143,669         41,068         36,694
                                             ---------      ---------      ---------
Net increase (decrease) in cash ........     $  (3,937)     $  (6,047)     $   4,919
                                             =========      =========      =========

         Housing operations are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing operating activities for 1998 used more cash than 1997 primarily due to an increase in construction and land asset activities, offset in part by increased profitability and the timing of payments related to these activities. Housing operating activities for 1997 used more cash than 1996 primarily due to an increase in housing proceeds receivables and the timing of payments related to construction and land asset activities, offset in part by the decrease in construction and land asset activities and the increase in the number of housing units delivered.

         Cash flow from housing financing activities for 1998 provided cash reflecting the sale of the Company's 2005 Senior Notes, proceeds received upon the exercise of the Company's Class B warrants and net borrowings under the Credit Facility, offset by the redemption and purchases of the Company's 2003 Senior Notes and the repurchase of shares of common stock. Cash flow from housing financing activities for 1997 provided cash reflecting the sale of the Company's 8.25% senior notes due 2004 and 8.88% senior subordinated notes due 2007 and net borrowings under the Credit Facility, offset by the purchase of the Company's 2003 Senior Notes and 4.875% convertible subordinated debentures due 2005 and the repurchase of shares of common stock and Class B warrants.

         The Company believes that cash flow from operations and amounts available under the Credit Facility will be sufficient to meet its current working capital obligations and other needs. However, should the Company require capital in excess of that which is currently available, there can be no assurance that it will be available.

                               FINANCIAL SERVICES

         Mortgage's activities represent a substantial portion of the financial services activities. As loan originations by Mortgage are primarily from homes sold by the Company's home building operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

         Financial services operating activities are affected primarily by the volume of Mortgage's loan originations and the timing of the sale of mortgage loans and related servicing rights to third party investors. Loans and servicing rights are generally sold to investors within 30 days after homes are delivered. Cash flow from financial services operating activities for 1998 provided more cash compared to 1997 primarily due to increased profitability and the timing of payments related to Mortgage's origination activities. Cash flow from financial services operating activities for 1997 provided more cash compared to 1996 primarily due to increased profitability, offset in part by an increase in residential mortgage loans receivable.

         The Company finances its financial services operations primarily from short-term debt which is repaid with internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights. As more fully discussed in Note 3 of Notes to Consolidated Financial Statements, the short-term debt consists of an $80 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on August 31, 1999. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

         The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

OTHER

IMPACT OF INFLATION -

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

YEAR 2000 ISSUE -

          Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as the year 1900. This could cause many computer applications to fail completely or create erroneous results unless corrective measures are taken.

          The Company's year 2000 remediation program has been in place since 1995 and the costs of the program, which have not been significant, have been expensed as incurred. The Company does not expect the remaining costs of the program to have a material effect on the Company's results of operations. A committee has been appointed to oversee the Company's year 2000 efforts and to keep Company management and the Company's Board of Directors informed of these efforts.

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

          All of the Company's major computer systems, including its mortgage banking operations' systems, are year 2000 compliant. The Company believes the remaining computer systems and the other operating systems and equipment will be compliant by the end of 1999. The Company is currently evaluating all major supplier/contractor relationships and believes there are no significant risks associated with year 2000 issues impacting its operations. The Company is also assessing the year 2000 issues with other third-parties on which it relies, including banking institutions, title companies and government agencies and has been informed by its primary banking institution, its primary title company and two major government agencies (Government National Mortgage Association and Federal National Mortgage Association) that they are year 2000 compliant. While other third-parties have informed the Company they are year 2000 compliant and others have stated they will be compliant by the end of 1999, there can be no assurance that the systems of third-parties on which the Company relies will be compliant in a timely manner. Since the Company has not completed its assessment of significant third parties on whom it relies, it does not currently have adequate information to assess the risk of these entities not being able to provide goods and services to the Company. As information is received and evaluated, the Company will determine whether contingency plans are necessary. Should one or more of the significant third-parties fail to achieve year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

         Forward-looking statements by the Company regarding results of operations and, ultimately, financial condition, are subject to numerous risk and assumptions, including the following:

o General economic and business conditions, the level and direction of interest rates and the level of consumer confidence have significant impact on the willingness and ability of purchasers to enter into contracts for homes and to consummate purchases of such homes under contract (backlog), as well as on the performance of Mortgage, the Company's mortgage banking subsidiary.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate risk on its variable rate Credit Facility. The Company hedges its exposure to changes in interest rates on its variable rate debt under the Credit Facility by entering into interest rate swap agreements to lock in a fixed rate for a portion of this debt. The Company's publicly held debt and notes and mortgages payable are at fixed interest rates. In connection with Mortgage's operations, mortgage loans held for sale and the associated Mortgage Credit Facility are subject to interest rate risk. The Company uses forward contracts and forward commitments to manage this interest rate risk; however, all of Mortgage's obligations are short-term in duration and repriced frequently. Accordingly, the Company does not believe that the risks associated with Mortgage's financing activities are material.

         The following table sets forth as of December 31, 1998, the Company's long-term debt obligations, principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value. In addition, the table includes the notional amount and interest rates of the Company's interest rate swap which expires in August 2000.

                                                                                                                       Estimated
                                                                                                                       Fair Value
                                       Amount by Scheduled Maturity for Year Ended December 31, 1998                       at
                              ------------------------------------------------------------------------------------     December 31,
                                1999         2000        2001        2002        2003      Thereafter      Total          1998
                              ------------------------------------------------------------------------------------     -----------
                                                                (Dollars in Thousands)
Fixed Rate Debt -
  Amount                      $ 5,369      $ 1,879      $79,315     $13,005     $    --     $325,639      $424,207       $    (1)
  Average interest rate          7.71%        7.68%        7.98%       7.96%         --         8.31%         8.23%

Interest Rate Swap -
  Variable to fixed           $50,000      $50,000      $    --     $    --     $    --     $     --      $ 50,000       $(1,057)
  Average pay rate               6.29%        6.29%          --          --          --           --          6.29%
  Average receive rate        90 day LIBOR

(1) The fair value of the Company's senior and senior subordinated notes cannot be determined as none of these instruments are actively traded on the open market. The Company has been informed that two of the Company's senior note issues are trading at a nominal premium to their face amount and one of the Company's senior note issues and the Company's senior subordinated notes are currently trading at a nominal discount to their face amount; however, the amount of the premium or discount can not be determined because of the limited activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Public Accountants

Consolidated Balance Sheets - December 31, 1998 and 1997

Consolidated Statements of Operations - For the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity - For the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows - For the Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Home Corporation:

     We have audited the accompanying consolidated balance sheets of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Home Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                   ARTHUR ANDERSEN LLP

Houston, Texas
February 3, 1999

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                        ASSETS                                       1998             1997
                                                                 -----------      ------------
HOUSING:
  Cash (including restricted funds of $3,626
    and $1,655)                                                  $     8,172      $     4,211
  Receivables, net                                                    60,510           42,595
  Single-Family Housing Inventories                                  986,878          789,236
  Option Deposits on Real Estate                                     103,451           90,155
  Other Assets                                                        59,636           33,107
                                                                 -----------      -----------
                                                                   1,218,647          959,304
                                                                 -----------      -----------
FINANCIAL SERVICES:
  Cash (including restricted funds of $3,524
    and $3,641)                                                        5,660            5,492
  Residential Mortgage Loans                                          82,479           69,209
  Other Assets                                                         8,987           10,151
                                                                 -----------      -----------
                                                                      97,126           84,852
                                                                 -----------      -----------
CORPORATE:
  Cash and Other Assets                                               37,203           22,958
                                                                 -----------      -----------
                                                                 $ 1,352,976      $ 1,067,114
                                                                 ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CORPORATE AND HOUSING:
  Accounts Payable                                               $   129,200      $    92,160
  Accrued Expenses and Other Current
    Liabilities                                                       89,156           68,848
  Revolving Credit Facility                                          130,000           29,000
  Long-Term Debt                                                     424,980          395,918
                                                                 -----------      -----------
                                                                     773,336          585,926
                                                                 -----------      -----------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current
    Liabilities                                                       32,287           21,067
  Revolving Credit Facility                                           33,112           40,343
                                                                 -----------      -----------
                                                                      65,399           61,410
                                                                 -----------      -----------

    Total Liabilities                                                838,735          647,336
                                                                 -----------      -----------

STOCKHOLDERS' EQUITY:
  Common Stock, 13,501,630 and 11,762,518
    shares outstanding at December 31, 1998 and 1997                     137              119
  Capital in Excess of Par Value                                     402,754          368,277
  Retained Earnings                                                  118,061           57,358
  Unearned Compensation on Restricted Stock                           (1,475)          (1,770)
                                                                 -----------      -----------
                                                                     519,477          423,984
                                                                 -----------      -----------
  Less Treasury Stock, at cost, 175,000 and 157,743
    shares of common stock at December 31, 1998
    and 1997                                                          (5,236)          (4,206)
                                                                 -----------      -----------
    Total Stockholders' Equity                                       514,241          419,778
                                                                 -----------      -----------
                                                                 $ 1,352,976      $ 1,067,114
                                                                 ===========      ===========

    The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1998             1997             1996
                                                          -----------      -----------      -----------
HOUSING:
  Operating Revenues                                      $ 1,464,072      $ 1,294,100      $ 1,191,206
                                                          -----------      -----------      -----------
  Operating Costs and Expenses -
    Cost of products sold                                   1,192,791        1,059,571          971,896
    Selling, general and administrative                       140,904          123,300          113,352
    Interest                                                   40,787           33,789           30,786
                                                          -----------      -----------      -----------
                                                            1,374,482        1,216,660        1,116,034
                                                          -----------      -----------      -----------
                                                               89,590           77,440           75,172
  Provision for Impairment of Land Inventories                     --               --           12,965
                                                          -----------      -----------      -----------

  Housing Operating Income                                     89,590           77,440           62,207
                                                          -----------      -----------      -----------

FINANCIAL SERVICES:
  Operating Revenues                                           33,577           25,652           20,244
  General, Administrative and Other
    Expenses                                                   20,824           16,485           14,850
                                                          -----------      -----------      -----------

  Financial Services Operating
    Income                                                     12,753            9,167            5,394
                                                          -----------      -----------      -----------

CORPORATE GENERAL AND ADMINISTRATIVE                           13,050           11,707           11,700
                                                          -----------      -----------      -----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS                                                         89,293           74,900           55,901
                                                          -----------      -----------      -----------

PROVISION FOR INCOME TAXES:
  Federal and State Income Taxes                               33,038           27,713           20,404
  Tax Benefit                                                  (7,474)              --           (8,691)
                                                          -----------      -----------      -----------
                                                               25,564           27,713           11,713
                                                          -----------      -----------      -----------
INCOME BEFORE EXTRAORDINARY LOSS                               63,729           47,187           44,188

EXTRAORDINARY LOSS FROM EARLY RETIREMENT OF
  DEBT, NET OF INCOME TAX BENEFIT                               3,026            8,650               --
                                                          -----------      -----------      -----------

NET INCOME                                                $    60,703      $    38,537      $    44,188
                                                          ===========      ===========      ===========

BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Loss                      $      4.99      $      4.08      $      3.88
    Extraordinary Loss                                    $      (.24)     $      (.75)     $        --
    Net Income                                            $      4.75      $      3.33      $      3.88
DILUTED EARNINGS PER SHARE:
    Income Before Extraordinary Loss                      $      4.68      $      3.50      $      3.28
    Extraordinary Loss                                    $      (.22)     $      (.62)     $        --
    Net Income                                            $      4.46      $      2.88      $      3.28

    The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                         Unearned
                                                          Convertible     Capital in   Compensation
                                               Common      Preferred      Excess of    on Restricted     Retained      Treasury
                                               Stock         Stock        Par Value        Stock         Earnings        Stock
                                             ---------    ----------     -----------  ---------------   ---------      ---------
BALANCE AT DECEMBER 31, 1995                 $     112     $   7,981      $ 348,577      $  (2,311)     $ (25,367)     $      --
Conversion of convertible
  redeemable preferred stock
  to common stock (201,391
  shares)                                            2        (5,034)         5,032             --             --             --
Other                                               --            --            221            289             --             --
Net income for the year                             --            --             --             --         44,188             --
                                             ---------     ---------      ---------      ---------      ---------      ---------
BALANCE AT DECEMBER 31, 1996                       114         2,947        353,830         (2,022)        18,821             --
Conversion of convertible
  redeemable preferred stock to
  common stock (106,501 shares)                      1        (2,663)         2,662             --             --             --
Redemption of convertible
  redeemable preferred stock
  (11,352 shares)                                   --          (284)            --             --             --             --
Conversion of 4.875% convertible
  subordinated debentures to
  common stock (302,866 shares)                      3            --         10,659             --             --             --
Purchase of common stock
  (157,743 shares)                                  --            --             --             --             --         (4,206)
Other                                                1            --          1,126            252             --             --
Net income for year                                 --            --             --             --         38,537             --
                                             ---------     ---------      ---------      ---------      ---------      ---------
BALANCE AT DECEMBER 31, 1997                       119            --        368,277         (1,770)        57,358         (4,206)
Stock issued on
  exercise of Class B warrants
  (1,837,941 shares)                                18            --         34,170             --             --          2,571
Stock issued under
  stock plans (48,051 shares)                       --            --            387             --             --            862
Purchase of common stock
  (175,000 shares)                                  --            --             --             --             --         (5,236)
Other                                               --            --            (80)           295             --            773
Net income for year                                 --            --             --             --         60,703             --
                                             ---------     ---------      ---------      ---------      ---------      ---------
Balance at December 31, 1998                 $     137     $      --      $ 402,754      $  (1,475)     $ 118,061      $  (5,236)
                                             =========     =========      =========      =========      =========      =========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                          1998           1997           1996
                                                       ---------      ---------      ---------
Cash Flows From Operating Activities:
  Net income                                           $  60,703      $  38,537      $  44,188
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities -
      Extraordinary loss                                   3,026          8,650             --
      Provision for impairment of land
        inventories                                           --             --         12,965
      Provision for deferred income taxes                  4,457          2,151            635
      Tax benefit                                         (7,474)            --         (8,691)
      Other, net (principally depreciation
        and amortization)                                 12,556         10,205          9,431
      Changes in assets and liabilities -
      Increase in receivables                            (32,974)       (20,229)       (15,291)
      Increase in inventories                           (186,884)       (68,691)       (91,111)
      Increase in other assets                           (54,275)       (29,809)       (15,359)
      Increase  in accounts
        payable and accrued liabilities                   74,536         17,618         23,524
                                                       ---------      ---------      ---------
  Net cash used by operating
    activities                                          (126,329)       (41,568)       (39,709)
                                                       ---------      ---------      ---------
Cash Flows From Investing Activities:
  Purchase of property, plant and
    equipment, net of disposals                           (9,989)        (3,056)        (2,657)
  Increase in restricted cash                             (1,854)          (185)          (773)
  Principal collections on
    investments in mortgage loans                          3,882          4,136          1,989
  Other                                                   (1,329)          (106)          (691)
                                                       ---------      ---------      ---------
  Net cash provided (used) by investing                   (9,290)           789         (2,132)
                                                       ---------      ---------      ---------
    activities
Cash Flows From Financing Activities:
  Proceeds from revolving credit
    facilities, net of  repayments                        93,769         26,929        (16,957)
  Net proceeds from sale of  senior and
    senior subordinated notes                             98,237        220,937         73,406
  Proceeds from exercise of Class B warrants              36,759            110             14
  Purchase of senior notes and convertible
    subordinated debentures                              (82,980)      (198,831)            --
  Repayment of notes and mortgages payable                (4,675)        (6,128)       (12,712)
  Repurchase of common stock and Class B
    Warrants                                              (5,236)        (4,266)            --
  Other                                                      564            356             --
                                                       ---------      ---------      ---------
  Net cash provided by financing
    activities                                           136,438         39,107         43,751
                                                       ---------      ---------      ---------
Net Increase (Decrease) In Cash                              819         (1,672)         1,910
Cash At Beginning Of Year                                  6,466          8,138          6,228
                                                       ---------      ---------      ---------
Cash At End Of Year                                    $   7,285      $   6,466      $   8,138
                                                       =========      =========      =========
Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing                                            $  42,066      $  32,063      $  31,508
    Financial Services                                     1,682          1,426          1,472
                                                       ---------      ---------      ---------
                                                       $  43,748      $  33,489      $  32,980
                                                       =========      =========      =========
  Income taxes paid                                    $  20,945      $  21,490      $  16,069
                                                       =========      =========      =========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(1)      BASIS OF PRESENTATION AND SEGMENT INFORMATION

         BASIS OF PRESENTATION -
         The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

         SEGMENT INFORMATION -
         Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within a company for making operating decisions and assessing performance.

         The Company's financial reporting segments consist of home building, financial services and corporate. The Company's home building operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues in 1998, 1997 and 1996 contributed by the home building operations. The Company is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 230 new home communities in 33 market areas in 12 states. The Company offers a wide variety of moderately-priced homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. The Company's financial services operations provide mortgage banking services to the home building operations' customers. The Company originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors. Corporate primarily includes the operations of the Company's corporate office whose primary purpose is to provide financing, cash management, risk management, capital allocations, management reporting and general administration of the home building and financial services segments.

         The accounting policies of the reportable segments are described in
         Note 2. Assets, operating revenues and operating income of the Company's reportable segments are included in the consolidated balance sheets and consolidated statements of operations. Expenditures for long-lived assets and depreciation and amortization expenses for the years ended December 31, 1998, 1997 and 1996 were insignificant.

(2)      SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         USE OF ESTIMATES -

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

         CASH EQUIVALENTS -

         The Company considers all short-term investments with an initial maturity of less than 90 days to be cash equivalents.

         FINANCIAL INSTRUMENTS -

         The Company believes that fair value approximates recorded values for such financial instruments as cash and cash equivalents, trade receivables and payables, short-term debt and option deposits because of the typically liquid, short-term nature, market rate terms and lack of specific concentration of these instruments.

         The fair value of the senior and senior subordinated notes cannot be determined as none of these instruments are actively traded on the open market. The Company has been informed that two of the senior notes issues are currently trading at a nominal premium and one senior note issue and the senior subordinated notes are currently trading at a nominal discount; however, the amount of the premium or discount cannot be determined because of the limited activity.

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

         HEDGING CONTRACTS -

         From time to time, the Company may utilize interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. Counterparties to these agreements are major financial institutions. The Company believes that the likelihood of credit loss from counterparty non-performance is remote. At December 31, 1998, the Company had an interest rate swap agreement outstanding with a notional amount of $50,000 which will mature in 2000 and effectively fixed the interest rate on a portion of its revolving credit facility borrowings. See Note 9.

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

         HOUSING

         SALES AND PROFIT RECOGNITION -

         Profit is recognized from the sale of real estate at time of closing, i.e., when sufficient down payment has been made; any financing has been arranged; title, possession and other attributes of ownership have been transferred to the buyer; and the Company is not obligated to perform additional significant activities after the sale.

         INVENTORIES AND VALUATION -

         The components of single-family housing inventories are as follows:

                                                    1998         1997
                                                  --------     --------
Housing completed and under construction          $382,080     $302,258
Models                                              90,676       83,943
Finished lots                                      132,567      138,747
Land under development                             133,791       75,959
Land held for development or sale                  247,764      188,329
                                                  --------     --------
                                                  $986,878     $789,236
                                                  ========     ========

         The cost of acquiring and developing land and constructing certain amenities are allocated to the related parcels. Housing inventories are recorded using the specific identification method. The Company measures any impairments on land under development and to be developed at the lower of cost or fair value and carries land substantially completed and ready for its intended use, land held for sale and housing inventories at the lower of cost or fair value less cost to sell. Fair value is the amount at which a property could be bought or sold in a current transaction between willing parties. The Company monitors the valuation of its land and housing inventories on a continuous basis with a detailed review each year in conjunction with the completion of the following year's business plan. Provisions to reduce land and housing inventories to the lower of cost or fair value in 1998, 1997, and 1996 (other than the $12,965 provision for impairment of land inventories discussed below) were not significant. Total land and housing reserves were $23,894, $35,839 and $40,236 at December 31, 1998, 1997 and 1996, respectively.

         During 1996, in conjunction with the completion of the 1997 business plan, the Company completed its annual detailed evaluation of the intended use of its land inventories to insure that the primary and planned use reflected the appropriate economic value for the Company's intended use. It was determined during the evaluation that based on economic forecasts, the current best use of certain land inventories located primarily in Florida, Maryland and Texas had changed from the

         Company's previous intended use. Based on the change in intended use, the Company determined the cash flow expected to be generated from the new intended use would be less than the cost of the land. Accordingly, the Company recorded a non-cash provision for impairment of $12,965 ($8,233, net of income taxes) to reduce the carrying value of the land to its current fair value, which amount has been included in "provision for impairment of land inventories" in the accompanying consolidated statements of operations. The provision for impairment reduced basic and diluted earnings per common share by $.72 per share and $.58 per share, respectively.

         During 1998 and 1997, the Company purchased land in several transactions of which $13,667 and $14,456, respectively, were seller financed. These transaction were treated as non-cash transactions for purposes of the consolidated statements of cash flows.

         INTEREST CAPITALIZATION -

         Interest is capitalized on land, finished building lots and single-family residential housing construction costs during the development and construction period. Interest is capitalized to eligible assets using an allocation method based on the Company's actual interest costs. A summary of interest for 1998, 1997 and 1996 follows:

                                                         Years Ended December 31,
                                                  ------------------------------------
                                                    1998          1997          1996
                                                  --------      --------      --------
Capitalized at beginning of year                  $ 62,950      $ 58,566      $ 59,898
Capitalized                                         46,597        38,153        33,484
Previously capitalized interest
  included in interest expense                     (40,787)      (33,789)      (30,786)
Included in provision for impaired
  land inventories and other                           (10)           20        (4,030)
                                                  --------      --------      --------
Capitalized at end of year                        $ 68,750      $ 62,950      $ 58,566
                                                  ========      ========      ========

         FINANCIAL SERVICES

         REVENUE RECOGNITION -

         The sale of loans and loan servicing rights is recognized when the closed loans are sold and delivered to an investor. During the years ended December 31, 1998, 1997 and 1996, revenues included net losses from the sale of loans of $525, $573 and $976, respectively, and net gains from the sale of servicing of $14,122, $9,691 and $7,294, respectively.

         INTEREST INCOME -

         Interest income relating to financial services for the years ended December 31, 1998, 1997 and 1996 was $5,442, $4,785 and $4,412,
         respectively, and is included in "Financial Services-operating revenues" in the accompanying consolidated statements of operations.

         INTEREST EXPENSE -

         Interest expense relating to financial services for the years ended December 31, 1998, 1997 and 1996 was $1,691, $1,417 and $1,507,
         respectively, and is included in "Financial Services - general, administrative and other expenses" in the accompanying consolidated statements of operations.

         RESIDENTIAL MORTGAGE LOANS -

         Residential mortgage loans held for sale ($38,498 at December 31, 1998) are included in the accompanying consolidated balance sheets at the lower of cost or market on an aggregate basis. The Company estimates the fair value of residential mortgage loans held at December 31, 1998 approximated recorded value based on quoted market prices for similar loans sold either on a whole loan basis or pooled and sold as collateral for mortgage-backed securities.

         CORPORATE

         INVESTMENT -

         In April 1998, the Company purchased a 13.3% interest in a Mexican home building company for $13,092 which amount is included in "Corporate Assets" in the accompanying consolidated balance sheets. The Company accounts for its investment using the cost method of accounting. As part of this agreement, the Company and the Mexican company agreed to form a joint venture to, among other things, develop, construct and sell affordable housing communities initially in Texas.

(3)      REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

         HOUSING -

         The housing revolving credit facility and long-term debt consist of the following:

                                                            December 31,
                                                       ---------------------
                                                         1998         1997
                                                       --------     --------
Revolving credit facility                              $130,000     $ 29,000
                                                       --------     --------

7.95% Senior notes due 2001                              75,000       75,000
9.75% Senior notes due 2003                                  --       79,703
8.25% Senior notes due 2004                             100,000      100,000
7.75% Senior Notes due 2005                              99,773           --
8.88% Senior subordinated notes due 2007                125,000      125,000
Notes and mortgage notes payable                         25,207       16,215
                                                       --------     --------
                                                        424,980      395,918
                                                       --------     --------
                                                       $554,980     $424,918
                                                       ========     ========

         The Company has an unsecured revolving credit agreement (the "Credit Facility") with a group of banks. In 1998, the maximum amount which the Company may borrow under the Credit Facility was increased from $180,000 to $300,000, of which up to $35,000 may be used for letter of credit obligations, subject to a borrowing base limitation. Upon approval of the agent bank, the borrowings under the Credit Facility may be increased, in multiples of $10,000, to a maximum of $350,000, either by having additional banks (which have been approved by the Company) become lenders or by having one or more of the existing banks, with the approval of the Company, increase the amount of their commitment. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivables less outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At December 31, 1998, $158,390 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the base rate announced by the agent bank. The Credit Facility, as amended, expires on May 31, 2001, but may be extended annually beginning in 1999 for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on the incurrence of additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and a prohibition on the payment of dividends, other than stock dividends.

         In 1998, the Company completed the sale of $100,000 principal amount of its 7.75% senior notes due 2005 (the "2005 Senior Notes") for the purpose of raising proceeds to redeem the balance of its 9.75% senior notes due 2003 (the "2003 Senior Notes") which were first callable in June 1998. The 2005 Senior Notes were issued at original issue discount of $263, which is being amortized over the term of the notes. Interest is payable semi-annually commencing on July 15, 1998. On or after January 15, 2003, the 2005 Senior Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 101.29% during the 12 month period beginning January 15, 2003 to 100% (on or after January 15, 2004) of the principal amount thereof, together with accrued and unpaid interest.

         In 1998, the Company redeemed $43,109 principal amount of the 2003 Senior Notes and purchased in open market transactions $36,594 principal amount of the 2003 Senior Notes. The early retirement of the 2003 Senior Notes resulted in an extraordinary loss in 1998 of $3,026, net of income tax benefit of $1,777.

         In 1997, the Company purchased $110,480 principal amount of the 2003 Senior Notes pursuant to a tender offer and, subsequent to the expiration of the tender offer, purchased in an open market transaction $9,817 principal amount of the 2003 Senior Notes. Also in 1997, the Company redeemed $69,248 principal amount of its 4.875% convertible subordinated debentures ("the Debentures"), and $10,752 principal amount of the Debentures were converted, prior to the redemption date in 1997, into 302,866 shares of the Company's common stock. The early retirement of the 2003 Senior Notes and redemption of the Debentures resulted in an extraordinary loss in 1997 of $8,650, net of income tax benefit of $5,080.

         The 7.95% senior notes are due March 1, 2001, the 8.25% senior notes are due August 15, 2004 and the 8.88% senior subordinated notes are due August 15, 2007. Interest is payable semi-annually. On or after August 15, 2002, the 8.88% senior subordinated notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 104.44% (during the 12 month period beginning August 15, 2002) to 100% (on or after August 15, 2005) of the principal amount thereof, together with accrued and unpaid interest. The indentures relating to these notes and the 2005 Senior Notes contain numerous covenants, including a minimum tangible net worth requirement and a limitation on the incurrence of additional debt.

         Housing notes and mortgage notes payable are primarily for the acquisition and development of land, with interest rates ranging from 8.0% to 10.0%. Assets pledged as collateral under these agreements totaled approximately $48,826 at December 31, 1998.

         Upon a change of control of the Company, holders of the senior notes and the senior subordinated notes will have the right to require the Company to redeem the notes at a price of 101% of the principal amount of the notes, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available to make the required repurchases if a change of control occurs. In addition, the Credit Facility prohibits the Company's repurchase of any of its subordinated indebtedness and contains a limitation on the Company's repurchase of its capital stock.. At December 31, 1998, $62,086 was available under the Credit Facility for the repurchase of capital stock. Moreover, the occurrence of a change of control will trigger an event of default under the Credit Facility.

         The maximum amounts of borrowings from banks and other financial institutions outstanding at any time during 1998, 1997 and 1996 were $185,000, $81,000 and $64,000, respectively. The average amounts of debt outstanding from banks and other financial institutions during 1998, 1997 and 1996 were $95,100, $31,100 and $15,800, respectively, and the weighted average interest rates, without giving effect to commitment fees, were 7.8%, 7.8% and 8.4%, respectively. Computations of the weighted average interest rates were based upon the weighted average of outstanding loan balances during the respective years.

         At December 31, 1998, housing long-term debt matures as follows: $5,369 in 1999, $1,879 in 2000, $79,315 in 2001, $13,005 in 2002 and $325,412
         in 2004 and thereafter.

         FINANCIAL SERVICES -

         Financial services revolving credit facility consists of an agreement with a financial institution whereby the Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $80,000 under a revolving line of credit (the "Mortgage Credit Facility") secured by residential mortgage loans and mortgage notes receivables. The Mortgage Credit Facility is not guaranteed by the Company, was renewed in August 1998 under substantially the same terms and conditions as the previous agreement, matures on August 31, 1999 and bears interest at a premium over the LIBOR rate.

         The maximum amounts of financial services borrowings from banks and other financial institutions outstanding at any time during 1998, 1997 and 1996 were $44,300, $46,900 and $42,400, respectively. The average amounts of short-term debt outstanding from banks and other financial institutions during 1998, 1997 and 1996 were $25,200, $20,500 and $22,300, respectively, and the weighted average interest rates, without giving effect to commitment fees, were 6.5%, 6.7% and 6.6%, respectively. Computations of such rates were made based upon the weighted average of outstanding loan balances during the respective years.

(4)      INCOME TAXES

         The Company and its subsidiaries file consolidated federal income tax returns. The components of the provision for income taxes consisted of the following:

                                     Years Ended December 31,
                              -----------------------------------
                                1998         1997          1996
                              --------     --------      --------
Current -
  Federal                     $ 18,043     $ 21,547      $ 16,943
  State                          3,064        4,015         2,826
                              --------     --------      --------
                                21,107       25,562        19,769
                              --------     --------      --------
Deferred -
  Federal                        2,271        1,762        (8,147)
  State                          2,186          389            91
                              --------     --------      --------
                                 4,457        2,151        (8,056)
                              --------     --------      --------
Total provision               $ 25,564     $ 27,713      $ 11,713
                              ========     ========      ========

         Deferred income taxes are determined based upon the difference between the financial reporting and tax basis of assets and liabilities. At December 31, 1998, the Company has recorded a net deferred tax liability of $5,700 which is comprised of deferred tax assets of $24,600 (including $9,800 relating to housing reserves which were expensed for financial reporting purposes but deferred for federal income tax purposes) and deferred tax liabilities of $30,300 (including $20,000 relating to interest expense capitalized for financial reporting purposes but expensed for federal income tax purposes). At December 31, 1997, deferred tax assets and deferred tax liability were $32,800 and $32,300, respectively, and were primarily attributable to the same items noted above.

         During 1996, the Internal Revenue Service (the "IRS") completed an examination of the Company's federal income tax returns for the years ended December 31, 1993 and 1992. The results of this examination allowed certain previously reserved deductions taken by the Company in its 1993 tax return but disallowed certain other deductions taken in that tax return. In 1998, the Company was informed that its appeal of the IRS decision to disallow these other deductions had been resolved in favor of the Company. As a result of this favorable ruling in 1998 and the deductions allowed in 1996, the Company reduced its deferred tax liability and recognized income tax benefits totaling $7,474 in 1998 and $8,691 in 1996. The decreases in the deferred tax liability increased basic and diluted earnings per share in 1998 by $.59 per share and $.54 per share, respectively, and in 1996 by $.76 per share and $.61 per share, respectively.

         The following table reconciles the statutory federal income tax rate to the effective income tax rate for:

                                                             Years Ended December 31,
                                                       --------------------------------
                                                        1998         1997         1996
                                                       ------       ------       ------
Tax provision at statutory rate                          35.0%        35.0%        35.0%
Increases (decreases) in taxes resulting
  from -
    State and local income taxes, net of
      federal income tax provision                        4.0          4.0          4.0
    Tax benefit                                          (8.4)          --        (15.5)
    Other, net                                           (2.0)        (2.0)        (2.5)
                                                       ------       ------       ------
Effective rate                                           28.6%        37.0%        21.0%
                                                       ======       ======       ======

(5)      STOCKHOLDERS' EQUITY

         As of December 31, 1998, the Company's capital structure consisted of the following:

         Common Stock - Authorized 50,000,000 shares, par value $.01 per share, issued 13,676,630 shares and outstanding 13,501,630 shares.

         At December 31, 1998, the Company had 2,145,638 shares of common stock reserved for issuance under the stock plans.

         In 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of outstanding common stock or Class B warrants, in the aggregate, from time to time in the open market and/or in private transactions. In addition, the Company's Board of Directors authorized an odd-lot repurchase program for holders of less than 100 shares of the Company's common stock. In 1998, the Company repurchased 175,000 shares of common stock for an aggregate purchase price of $5,236. In 1997, the Company repurchased 157,743 shares of common stock (including 57,343 shares in the odd-lot program) and 8,100 Class B warrants for an aggregate purchase price of $4,266. The cost of the repurchased shares has been included in "Treasury Stock" and the cost of the repurchased warrants has been deducted from "Capital in Excess of Par Value" in the accompanying consolidated balance sheets.

         During 1998, 157,743 shares of treasury stock were issued primarily for the exercise of stock options and Class B warrants. When the treasury shares were reissued, any excess of the average acquisition cost of the shares over the proceeds from re-issuance was charged to "Capital in Excess of Par Value" in the accompanying consolidated balance sheets.

         Preferred Stock - Authorized 10,000,000 shares, par value $.10 per share, including 84,343 convertible redeemable preferred shares, 500,000 Series A junior non-cumulative preferred shares and 9,415,657 shares undesignated as to series.

         (a) Convertible redeemable preferred stock - $25 per share liquidation preference and redemption value, none outstanding. As of March 10, 1997, all of the Company's outstanding convertible redeemable preferred stock had been converted into the Company's common stock or redeemed.

         (b) Series A junior non-cumulative preferred stock - Authorized 500,000 shares, par value $.10 per share. The shares are authorized for issuance pursuant to certain rights that trade with the Company's common stock. There are no shares of the Series A junior non-cumulative preferred stock outstanding; however, all of the shares have been reserved for issuance upon the exercise of the stock purchase rights as discussed in "Stockholder Rights Plan" below.

         (c) Undesignated as to series - None outstanding. Shares may be issued in one or more classes or series with preferences, limitations and relative rights as determined by the Company's Board of Directors at the time of issuance. Any shares issued will rank, as to dividends and liquidation preference, junior to the convertible redeemable preferred stock, if any shares are outstanding.

         Class B Warrants - The Company had issued Class B warrants which allowed the holder to acquire an aggregate of 1,904,757 shares of common stock for $20 per share. Prior to their expiration in 1998, 1,848,277 warrants had been exercised, of which 1,837,941 warrants were exercised in 1998, and 8,100 warrants had been repurchased.

         Stockholder Rights Plan - On November 7, 1996, the Company adopted a rights plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock and each outstanding share of the Company's outstanding convertible redeemable preferred stock held of record on December 4, 1996. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of the Company's Series A junior non-cumulative preferred stock ("Series A Preferred Stock") at a price of $80 ("Purchase Price"), subject to certain anti-dilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that (a) a person or group has acquired, or has the right to acquire, 15% or more of the outstanding shares of the Company's common stock or (b) an institutional stockholder has acquired or has the right to acquire 20% or more of the outstanding shares of common stock, or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer for 15% or more of the then outstanding shares of common stock. In such event, each holder of a right (other than the acquiring person) shall have the right to receive, upon exercise, the number of shares of common stock or of 1/100th of a share of Series A Preferred Stock having a value of equal to two times the Purchase Price. In the event of any merger, consolidation or other transaction in which the Company's common stock is exchanged, each holder of a right, upon exercise, will be entitled to receive common stock of the acquiring company equal to two times the Purchase Price. Unless and until the rights become exercisable, they will be transferred with the Company's common stock. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.01 per right. Unless earlier redeemed or exchanged by the Company, the rights will expire on November 7, 2006. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

         The Credit Facility and each of the senior and senior subordinated note indentures contain restrictions on the (i) payment of dividends on the Company's common stock and (ii) purchase, redemption, retirement or other acquisition of the Company's common stock, other than upon exercise into the Company's common stock of options to acquire common stock issued pursuant to stock options and stock payment plans. Under the terms of the Credit Facility, the most restrictive of the Company's borrowing agreements, payment of cash dividends in any fiscal quarter is limited to fifty percent of the Company's consolidated net income (as defined in the credit agreement) for the preceding fiscal quarter.

(6)      STOCK PLANS

         STOCK OPTION PLANS -

         The Company has three stock option plans for key employees (the "1997 Employee Plan", the "1996 Employee Plan" and the "1993 Employee Plan", collectively the "Employee Plans") to purchase a maximum of 1,500,000 shares (500,000 shares for each plan) of the Company's common stock. Under all three plans, the Company may grant incentive and non-qualified stock options. The Company also has two stock option plans whereby options may be granted to non-employee directors (the "1998 Director Plan", and the "1993 Director Plan", collectively the "Director Plans") to purchase a maximum of 200,000 shares of the Company's common stock (100,000 shares for each plan). Options under the Director Plans are granted annually in a fixed amount.

         Options granted under the Employee Plans will be exercisable at not less than the closing price of the Company's common stock on date of grant. Options granted under the Director Plans will be exercisable at not less than the average closing price of the Company's common stock for the ten consecutive trading days prior to the date of grant. The options are exercisable as specified in the stock option agreements relating to them and may not be exercised later than ten years from the date of grant.

         As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company accounts for its stock option plans under the accounting rules prescribed by Accounting Principles Board Opinion No. 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income and earnings per share for 1998, 1997 and 1996 would have been reduced to the following proforma amounts:

Net income -                                  1998         1997         1996
                                            -------      -------      -------
  As reported:
    Income before extraordinary loss        $63,729      $47,187      $44,188
    Extraordinary loss                      $ 3,026      $ 8,650      $    --
    Net income                              $60,703      $38,537      $44,188

  Proforma:
    Income before extraordinary loss        $62,629      $46,420      $43,180
    Extraordinary loss                      $ 3,026      $ 8,650      $    --
    Net income                              $59,603      $37,770      $43,180

Basic earnings per share -
  As reported:
    Income before extraordinary loss        $  4.99      $  4.08      $  3.88
    Extraordinary loss                      $  (.24)     $  (.75)     $    --
    Net income                              $  4.75      $  3.33      $  3.88
  Proforma:
    Income before extraordinary loss        $  4.90      $  4.01      $  3.85
    Extraordinary loss                      $  (.24)     $  (.75)     $    --
    Net income                              $  4.66      $  3.26      $  3.85
Diluted earnings per share -
  As reported:
    Income before extraordinary loss        $  4.68      $  3.50      $  3.28
    Extraordinary loss                      $  (.22)     $  (.62)     $    --
    Net income                              $  4.46      $  2.88      $  3.28
  Proforma:
    Income before extraordinary loss        $  4.60      $  3.44      $  3.26
    Extraordinary loss                      $  (.22)     $  (.62)     $    --
    Net income                              $  4.38      $  2.82      $  3.26

         A summary of the status of the stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                           1998                        1997                           1996
                                  -----------------------      -----------------------      -----------------------
                                                  Wtd Avg                      Wtd Avg                      Wtd Avg
                                                 Exercise                     Exercise                     Exercise
                                    Shares        Price          Shares         Price         Shares         Price
                                  ---------      --------      ---------      --------      ---------      --------
Options outstanding
  at beginning of
  year                            1,110,392      $  25.40        639,500      $  22.89        531,169      $  22.65
Options granted:
  Employee Plans                    220,000      $  34.46        497,000      $  28.28        102,000      $  24.13
  Director Plans                      8,000      $  45.22          9,000      $  24.35          9,000      $  23.74
Options exercised:
  Employee Plans                    (25,700)     $  21.91        (23,108)     $  18.79             --      $     --
  Director Plans                         --      $     --         (9,000)     $  22.67             --      $     --
Options forfeited:
  Employee Plans                     (2,000)     $  26.13         (3,000)     $  24.36         (2,669)     $  24.09
  Director Plans                         --      $     --             --      $     --             --      $     --
                                  ---------                    ---------                      -------
Options outstanding
  at end of year                  1,310,692      $  27.11      1,110,392      $  25.40        639,500      $  22.89
                                  =========                    =========                      =======

Options exercisable
  at end of year                    647,367      $  24.69        578,069      $  22.95        551,179      $  23.12
                                  =========                    =========                      =======

Weighted average
  fair value per
  share of option
  granted -
    Employee Plans                $   14.39                    $    8.49                      $  8.39
    Director Plans                $   19.06                    $    9.64                      $  9.97

         Options outstanding at December 31, 1998 had exercise prices ranging from $15.13 to $47.56 per share and a weighted average remaining contractual life of 7.4 years. Options exercisable at December 31, 1998 had a weighted average remaining contractual life of 6.9 years. At December 31, 1998, 331,500 shares of common stock were available for granting of options, including 103,500 shares of common stock to non-employee directors.

         The fair value of each option granted in 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 5.4% for 1998, 6.1% for 1997 and 6.6% for 1996; expected lives of 8.1 years in 1998, 5.5 years for 1997 and 7.1 years for 1996; and expected volatility of 31.2% for 1998 and 25.0% for both 1997 and 1996.

         STOCK PAYMENT PLAN -

         The Company's employee stock payment plan (the "Payment Plan") provides that up to 25% of a key employee's annual incentive pay (compensation other than base salary), which is charged to expense when earned, may be payable in shares of the Company's common stock as determined by the Company's Board of Directors, of which up to 50% of the shares payable will vest to the employee not later than two years after the end of the incentive compensation year and will expire in the event the employee is not employed by the Company on the vesting date. Shares to be issued under the Payment Plan will be valued at the average closing price of the common stock for a ten consecutive trading day period as defined in the Payment Plan. The Payment Plan, as amended, has a 15-year term and commenced on January 1, 1994. In 1998, 9,095 shares were issued to corporate officers and key employees at prices ranging from $25.05 to $45.09, in 1997, 18,559 shares were issued to officers and key employees at prices ranging from $16.74 to $28.21 per share and in 1996, 7,905 shares were issued to officers and key employees at prices ranging from $25.05 to $27.93 per share. As of December 31, 1998, 192,710 shares were available for issuance under the Payment Plan.

         RESTRICTED STOCK PLANS -

         The Company has two restricted stock plans for officers and other key employees (the "1994 Restricted Plan" and the "1998 Restricted Plan", collectively the "Restricted Plans") under, which, a maximum of 370,000 shares (250,000 shares for the 1994 Restricted Plan and 120,000 shares for the 1998 Restricted Plan, which is subject to stockholder approval which will be sought at the 1999 annual meeting of the Company's stockholders) of the Company's common stock may be granted as restricted stock. Participants in the 1994 Restricted Plan may not dispose of any of the stock granted for five years from date of grant and restrictions lapse at the rate of 20% of the stock granted per year, commencing with the end of the fifth year. Shares granted under the 1998 Restricted Plan will be granted at not less than the closing price of the common stock at date of grant. Participants in the 1998 Restricted Plan may not dispose of any of the stock grant until 2003 and restrictions lapse at the rate of 30% of the stock granted in 2003 and 10% per year thereafter. As defined in the Restricted Plans, the lapsing of the restrictions may be accelerated if certain stipulated improvements in the Company's financial performance over the base years are achieved or if a change in control occurs.

         In 1997 and 1995, a total of 146,008 restricted shares of the Company's common stock were issued to officers and other key employees. The market value of the shares issued has been charged to stockholders' equity as Unearned Compensation on Restricted Stock and is being amortized to expense over the terms of Restricted Plans. As of December 31, 1998, 223,992 shares were available for issuance under the Restricted Plans.

         NON-EMPLOYEE DIRECTOR STOCK PLAN -

         In 1997, the Company adopted a stock plan for non-employee directors (the "Director Stock Plan"). Under the Director Stock Plan, a maximum of 100,000 shares of the Company's common stock may be granted to non-employee directors as compensation for services as a director. Shares granted under the Director Stock Plan will be granted annually in an amount equal to each directors' base retainer at the closing price of the common stock on date of grant. In 1998, 13,256 shares were issued to non-employee directors at prices ranging from $24.62 to $47.27 per share. As of December 31, 1998, 86,744 shares were available for issuance under the Directors' Stock Plan.

(7)      EARNINGS PER SHARE

         Basic earnings per share includes the weighted average number of common shares outstanding for the periods. Diluted earnings per share includes
         (i) the assumed exercise of stock options, (ii) the dilutive effect of the Class B warrants through their exercise and expiration in June 1998 and the convertible redeemable preferred stock through its redemption and conversion in March 1997, and (iii) the assumed conversion of the Debentures through their redemption and conversion in September 1997. The following table summarizes the basic earnings per share and diluted earnings per share computations for 1998, 1997 and 1996:

                                                                1998              1997              1996
                                                            ------------      ------------      ------------
Basic earnings per share:
  Income before extraordinary loss                          $     63,729      $     47,187      $     44,188
  Extraordinary loss                                               3,026             8,650                --
                                                            ------------      ------------      ------------
  Net income                                                $     60,703      $     38,537      $     44,188
                                                            ============      ============      ============

  Weighted average number of shares                           12,782,881        11,573,094        11,383,720
                                                            ============      ============      ============

  Earnings per share -
    Income before extraordinary loss                        $       4.99      $       4.08      $       3.88
    Extraordinary loss                                      $       (.24)     $       (.75)     $         --
    Net income                                              $       4.75      $       3.33      $       3.88

Diluted earnings per share:
  Income before interest applicable to
    convertible subordinated debentures
    and extraordinary loss                                  $     63,729      $     47,187      $     44,188
  Interest applicable to convertible
    subordinated debentures, net of
    income taxes                                                      --             1,818             2,480
                                                            ------------      ------------      ------------
  Income before extraordinary loss,
    assuming dilution                                             63,729            49,005            46,668
  Extraordinary loss                                               3,026             8,650                --
                                                            ------------      ------------      ------------
  Net income, assuming dilution                             $     60,703      $     40,355      $     46,668
                                                            ============      ============      ============

  Weighted average number of common shares                    12,782,881        11,573,094        11,383,720
  Incremental shares from assumed conversions -
    Convertible preferred stock                                       --            19,070           185,247
    Contingent common shares                                      61,508            29,253            16,888
    Stock options                                                355,280           208,514            47,372
    Class B warrants                                             404,415           650,259           325,212
    Convertible subordinated debentures                               --         1,555,856         2,253,521
                                                            ------------      ------------      ------------
  Adjusted weighted average number of common
    shares                                                    13,604,084        14,036,046        14,211,960
                                                            ============      ============      ============
  Earnings per share -
    Income before extraordinary loss                        $       4.68      $       3.50      $       3.28
    Extraordinary loss                                      $       (.22)     $       (.62)     $         --
    Net income                                              $       4.46      $       2.88      $       3.28

(8)      PROFIT SHARING

         The Company has a qualified profit sharing and 401(k) savings plan for the benefit of its employees which may be terminated at any time at the option of the Company. The annual contributions to the profit sharing portion of the plan may be made in such amounts as the Board of Directors of the Company determines. The Company matches portions of employees' voluntary contributions to the 401(k) savings portion of the plan. The Company provided for profit sharing and matching 401(k) contributions of $1,576 in 1998, $1,484 in 1997 and $1,313 in 1996.

(9)      COMMITMENTS AND CONTINGENCIES

         HOUSING -

         The Company is significantly affected by the cyclical nature of the home building industry, which is sensitive to fluctuations in economic activity, interest rates and the level of consumer confidence. The sale of new homes and profitability from sales are heavily influenced by the level and expected direction of interest rates. Increases in interest rates tend to have a depressing effect on the market for new homes in view of increased monthly mortgage costs to potential home-buyers.

         As of December 31, 1998, the Company had refundable and nonrefundable deposits totaling $41,197 for options and contracts to purchase undeveloped land and finished lots having a total purchase price of approximately $435,476. The Company had incurred pre-development costs of $62,254 relating to these properties. These options expire at various dates through 2006.

         At December 31, 1998, the Company, in connection with managing interest costs, had an interest rate swap agreement outstanding with a notional amount of $50,000. The fair value of the agreement at December 31, 1998 was $1,057. The fair value is based on the estimated termination value and represents the amount the Company would have to pay to terminate the agreement at December 31, 1998.

         The Company is involved from time to time in litigation arising from the normal course of business, none of which, in the opinion of the Company, are expected to have a material adverse effect on the financial position or results of operations of the Company.

         FINANCIAL SERVICES -

         At December 31, 1998, Mortgage, in connection with managing the interest rate market risk on its inventory loans held for sale of $38,498 and Loan Quotes of $24,270, had outstanding $43,425 (face amount of $ 44,000 and estimated fair value of $43,502) of Forward Contracts and $11,609 of Forward Commitments which expire over the next three months, when the inventory loans are expected to be sold and Loan Quotes are expected to close. At December 31, 1998, the estimated fair value of the inventory loans and Loan Quotes hedged by Forward Contracts and not covered by the Forward Commitments was $49,150.

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

(10)     UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

         Summarized quarterly financial information for the years ended December 31, 1998 and 1997 is as follows:

                                                                Three Months Ended
                                           -----------------------------------------------------------
                                            Mar 31,        June 30,          Sept 30,          Dec 31,
                                             1998            1998              1998             1998
                                           --------        --------          --------         --------
Housing -
   Operating revenues                      $327,443        $359,383          $373,158         $404,088
   Cost of products sold                   $264,845        $293,279          $304,344         $330,323
   Operating income                        $ 20,117        $ 21,392          $ 22,180         $ 25,901

 Financial Services -
   Operating revenues                      $  7,102        $  8,124          $  8,818         $  9,533
   Operating income                        $  2,400        $  3,076          $  3,571         $  3,706

 Corporate General and Administrative      $  3,334        $  3,141          $  3,390         $  3,185

 Income before Extraordinary Loss          $ 19,559        $ 13,436          $ 14,088         $ 16,646
 Extraordinary Loss                        $  1,530        $  1,496          $      -         $      -
 Net Income                                $ 18,029        $ 11,940          $ 14,088         $ 16,646

 Basic Earnings Per Share:
   Income before extraordinary loss        $   1.66        $   1.11          $   1.03         $   1.23
   Extraordinary loss                      $   (.13)       $   (.12)         $      -         $      -
   Net income                              $   1.53        $    .99          $   1.03         $   1.23

 Diluted Earnings Per Share:
   Income before extraordinary loss        $   1.49        $   1.01          $   1.00         $   1.20
   Extraordinary loss                      $   (.12)       $   (.11)         $      -         $      -
   Net income                              $   1.37        $    .90          $   1.00         $   1.20

                                                               Three Months Ended
                                          -----------------------------------------------------------
                                           Mar 31,         June 30,          Sept 30,          Dec 31,
                                            1997             1997              1997             1997
                                          --------        --------          --------         --------
Housing -
  Operating revenues                      $310,648        $334,011          $330,379         $319,062
  Cost of products sold                   $255,580        $275,641          $269,314         $259,036
  Operating income                        $ 17,501        $ 18,265          $ 20,798         $ 20,876

Financial Services -
  Operating revenues                      $  5,385        $  6,530          $  6,888         $  6,849
  Operating income                        $  1,510        $  2,340          $  2,433         $  2,884

Corporate General and Administrative      $  2,911        $  3,092          $  2,553         $  3,151

Income before Extraordinary Loss          $ 10,143        $ 11,033          $ 13,028         $ 12,983
Extraordinary Loss                        $      -        $      -          $  8,650         $      -
Net Income                                $ 10,143        $ 11,033          $  4,378         $ 12,983

Basic Earnings Per Share:
  Income before extraordinary loss        $    .88        $    .96          $   1.13         $   1.11
  Extraordinary loss                      $      -        $      -          $   (.75)        $      -
  Net income                              $    .88        $    .96          $    .38         $   1.11

Diluted Earnings Per Share:
  Income before extraordinary loss        $    .75        $    .82          $    .94         $   1.00
  Extraordinary loss                      $      -        $      -          $   (.60)        $      -
  Net income                              $    .75        $    .82          $    .34         $   1.00

(11)     RECEIVABLES

         The Company had housing and financial services receivables of approximately $7,022 in 1998 and $3,679 in 1997 that were due after one year. The 1998 balance due after one year included notes and mortgage notes receivable of $3,034 with interest rates ranging from 5% to 12.5%. A majority of the balance matures within 5 years.

(12)     ACCRUED EXPENSES

         At December 31, 1998 and 1997, accrued expenses and other current liabilities consisted of the following:

                                              1998        1997
                                             -------     -------
Corporate and Housing -
  Customer deposits                          $38,711     $28,541
  Salaries and other compensation             16,515      15,985
  Interest                                    14,644      10,113
  Income taxes                                 5,895       3,055
  Taxes, other than income taxes               4,318       5,052
  Other                                        9,073       6,102
                                             -------     -------
                                             $89,156     $68,848
                                             =======     =======

Financial Services -
  Accounts payable                           $24,441     $14,299
  Other                                        7,846       6,768
                                             -------     -------
                                             $32,287     $21,067
                                             =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of the Company is incorporated by reference from the Nominees for Director Section, pages 2 through 4, of the Company's Proxy Statement, dated March 12, 1999, for the Annual Meeting of Stockholders to be held on April 21, 1999, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934 (the "1999 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information is incorporated by reference from the Executive Compensation Section, pages 6 through 9 of the 1999 Proxy Statement (see Part I-Item 4, Executive Officers of the Company).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to the security ownership of certain beneficial owners and management is incorporated by reference from the Security Ownership of Management and Certain Beneficial Owners Section, pages 16 and 17 of the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. and 2. The following financial statements and financial statement schedules are filed as part of this Report:

         See Index to Financial Statements - Item 8.

         (a) 3.   Exhibits

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

      3.3      -- Amended and Restated By-Laws of U.S. Home Corporation,
                  dated as of October 15, 1998. Incorporated by reference from exhibit 3.1 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

      10.1     -- Second Amended and Restated Credit Agreement, dated as of
                  September 11, 1998, between U.S. Home Corporation and The First National Bank of Chicago, as Agent. Incorporated by reference from exhibit 10.1 to U.S. Home Corporation's Quarterly Report on Form 10-Q for period ended September 30, 1998.

      10.2     -- Senior Indenture, dated as of February 16, 1996, by and between U.S. Home Corporation and IBJ Schroder Bank & Trust Company, as Trustee, relating to U.S. Home Corporation's 7.95% Senior Notes due 2001. Incorporated by reference from exhibit 4.1 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

      10.2(i)  -- Officers' Certificate, dated February 16, 1996, establishing the form and terms of the $75 million aggregate principal amount of 7.95% Senior Notes due 2001. Incorporated by reference from exhibit 4.2 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

      10.3     -- Senior Indenture, dated as of August 28, 1997, by and
                  between U.S. Home Corporation and IBJ Schroder Bank & Trust Company, as trustee, relating to U.S. Home Corporation's 8.25% Senior Notes due 2004 and 7.75% Senior Notes due 2005. Incorporated by reference from exhibit 10.2 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

      10.3(i)  -- Officer's Certificate establishing the form and terms of the 8.25% Senior Notes due 2004. Incorporated by reference from exhibit 4.2 to U.S. Home Corporation's Current Report on Form 8-K dated January 15, 1998.

      10.4     -- Senior Subordinated Indenture, dated as of August 28, 1997, by and between U.S. Home Corporation and IBJ Schroder Bank & Trust Company, as trustee, relating to U.S. Home Corporation's 8.88% Senior Subordinated Notes due 2007. Incorporated by reference from exhibit 10.3 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

      10.4(i)  -- Officer's Certificate establishing the form and terms of the 8.88% Senior Subordinated Notes due 2007. Incorporated by reference from exhibit 4.3 to U.S. Home Corporation's Current Report on Form 8-K dated January 15, 1998.

      10.5     -- Officers' Certificate establishing the form and terms of the 7.75% Senior Notes due 2005. Incorporated by reference from exhibit 10.6 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

      10.6     -- Rights Agreement, dated as of November 7, 1996, between
                  U.S. Home Corporation and First Chicago Trust Company of New York, and exhibits thereto. Incorporated by reference from exhibit 4 to U.S. Home Corporation's Current Report on Form 8-K/A Amendment No. 1 filed November 18, 1996.

      10.7     -- U.S. Home Corporation 1997 Employees' Stock Option Plan.
                  Incorporated by reference from exhibit 10.7 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

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

      10.11    -- U.S. Home Corporation's Second Amended and Restated
                  Employee Stock Payment Plan. Incorporated by reference from exhibit 10.1 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

      10.12    -- U.S. Home Corporation's Second Amended and Restated
                  Corporate Officers and President of Operations Restricted Stock Plan.

      10.13    -- U.S. Home Corporation's 1998 Key Employee Restricted Stock
                  Plan.

      10.14    -- Non-Employee Director Stock Plan. Incorporated by reference from exhibit 10.15 to U.S. Home Corporation's Form 10-K for the year ended December 31, 1997.

      10.15    -- U.S. Home Corporation's 1998 Non-Employee Directors' Stock
                  Option Plan. Incorporated by reference from exhibit 10.16 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

      10.16    -- U.S. Home Corporation's Corporate Officers Incentive
                  Compensation Program for the Incentive Period January 1, 1999 to December 31, 1999.

      10.17    -- U.S. Home Corporation's Amended and Restated Key Employees'
                  Severance Plan.

      10.18    -- U.S. Home Corporation's Amended and Restated Retirement
                  Plan for Non-Employee Directors. Incorporated by reference from exhibit 10.6 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

      10.19    -- Corrected copy of Amended and Restated Employment and
                  Consulting Agreement, dated as of October 17, 1995, between U.S. Home Corporation and Robert J. Strudler. Incorporated by reference from exhibit 10.3 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

      10.19(i) -- First Amendment to Amended and Restated Employment and
                  Consulting Agreement, dated as of February 11, 1997, between U.S. Home Corporation and Robert J. Strudler. Incorporated by reference from exhibit 10.16(i) to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

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

      10.21    -- Registration Rights Agreement, dated as of June 21, 1993, between U.S. Home Corporation and Loomis, Sayles & Company Incorporated, on behalf of certain holders of the common stock of U.S. Home Corporation. Incorporated by reference from exhibit 10.10 to Registration Statement on Form S-3 of U.S. Home Corporation (Registration No. 33-68966).

      10.22    -- Trust Agreement, dated December 18, 1986, between U.S. Home
                  Corporation, as Grantor, and Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Isaac Heimbinder. Incorporated by reference from exhibit 10.25 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1986.

      10.23    -- Trust Agreement, dated December 18, 1986, between U.S. Home
                  Corporation, as Grantor, and Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Robert J. Strudler. Incorporated by reference from exhibit 10.26 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1986.

      10.24    -- Letter, dated as of March 20, 1990, between U.S. Home
                  Corporation and William E. Reichard, as Successor Trustee, with respect to Trust Agreements dated December 18, 1986 between U.S. Home Corporation, as Grantor, Kenneth J. Hanau, Jr., as Trustee, with respect to retirement benefits for Robert J. Strudler and Isaac Heimbinder. Incorporated by reference from exhibit 10.19 to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

      10.25    -- First Amended and Restated Warehousing Credit and Security
                  Agreement (single-family mortgage loans), dated as of August 31, 1995, between U.S. Home Mortgage Corporation and Residential Funding Corporation. Incorporated by reference from exhibit 10.2 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

      10.25(i) -- First Amendment to First Amended and Restated Warehousing
                  Credit and Security Agreement (single-family mortgage loans), dated as of December 27, 1995, between U.S. Home Mortgage Corporation and Residential Funding Corporation. Incorporated by reference from exhibit 10.19(i) to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

      10.25(ii)-- Second Amendment to First Amended and Restated Warehousing
                  Credit and Security Agreement (single-family mortgage loans), dated as of August 30, 1996, between U.S. Home Mortgage Corporation and Residential Funding Corporation. Incorporated by reference from exhibit 10.2 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

     10.25(iii)-- Third Amendment to First Amended and Restated Warehousing
                  Credit and Security Agreement (single-family mortgage loans), dated as of January 2, 1997, between U.S. Home Mortgage Corporation and Residential Funding Corporation. Incorporated by reference from exhibit 10.22 (iii) to U.S. Home Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

      10.25(iv)-- Fourth Amendment to First Amended and Restated Warehousing
                  Credit and Security Agreement (single family mortgage loans), dated as of June 25, 1997 between U.S. Home Mortgage Corporation and Residential Funding Corporation. Incorporated by reference from exhibit 10.2 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

      10.25(v) -- Fifth Amendment to First Amended and Restated Warehousing
                  Credit and Security Agreement (single family mortgage loans), dated as of August 28, 1997 between U.S. Home Mortgage Corporation and Residential Funding Corporation. Incorporated by reference from exhibit 10.1 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

      10.25(vi)-- Sixth Amendment to First Amended and Restated Warehousing
                  Credit and Security Agreement (single family mortgage loans), dated as of March 30, 1998 between U.S. Home Mortgage Corporation and Residential Funding Corporation. Incorporated by reference from exhibit 10.2 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

     10.25(vii)-- Seventh Amendment to First Amended and Restated
                  Warehousing Credit and Security Agreement (single family mortgage loans), dated as of August 14, 1998 between U.S. Home Mortgage Corporation and Residential Funding Corporation. Incorporated by reference from exhibit 10.2 to U.S. Home Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

      10.26    -- U.S. Home Corporation's Amortizing Incentive Plan.
                  Incorporated by reference from exhibit 4.2 to Registration Statement on Form S-8 of U.S. Home Corporation (Registration No. 33-64712).

      10.27    -- Form of Indemnification Agreement for directors and
                  executive officers. Incorporated by reference from exhibit
                  10.15 to Amendment No. 2 to Registration Statement on Form S-1 of U.S. Home Corporation (Registration No. 33-60638).

      21       -- Subsidiaries of U.S. Home Corporation

      23       -- Consent of Independent Public Accountants

      27       -- Financial Data Schedule

     (b)  Report on Form 8-K

          No Current Report on Form 8-K was filed by the Company during October, November or December 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       February 11, 1999             U.S. HOME CORPORATION


                                          By: /s/Isaac Heimbinder
                                              ------------------------------
                                              Isaac Heimbinder
                                              President,
                                              Co-Chief Executive Officer
                                              and Chief Operating Officer


                                          By: /s/Chester P. Sadowski
                                              -------------------------------
                                              Chester P. Sadowski
                                              Senior Vice President-
                                              Controller and Chief
                                              Accounting Officer
                                              (principal accounting officer)


                                          By: /s/Thomas A. Napoli
                                              -------------------------------
                                              Thomas A. Napoli
                                              Vice President-Corporate
                                              Finance and Treasurer
                                              (principal financial officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                 Title                                   Date
------------------------                -----------------------                   ------------------
/s/Robert J. Strudler                   Director, Chairman and Co-Chief           February 11, 1999
------------------------                Executive Officer (principal executive
Robert J. Strudler                      officer)

/s/Isaac Heimbinder                     Director, President,                      February 11, 1999
------------------------                Co-Chief Executive Officer and Chief
Isaac Heimbinder                        Operating Officer

/s/Glen Adams                           Director                                  February 11, 1999
------------------------
Glen Adams

/s/Steven L. Gerard                     Director                                  February 11, 1999
------------------------
Steven L. Gerard

/s/Kenneth J. Hanau, Jr.                Director                                  February 11, 1999
------------------------
Kenneth J. Hanau, Jr.

/s/Malcolm T. Hopkins                   Director                                  February 11, 1999
------------------------
Malcolm T. Hopkins

/s/Charles A. McKee                     Director                                  February 11, 1999
------------------------
Charles A. McKee

/s/George A. Poole, Jr.                 Director                                  February 11, 1999
------------------------
George A. Poole, Jr.

/s/Herve Ripault                        Director                                  February 11, 1999
------------------------
Herve Ripault

/s/James W. Sight                       Director                                  February 11, 1999
------------------------
James W. Sight

                               INDEX TO EXHIBITS

Exhibit
Number              Description
------              -----------
10.12               U.S. Home Corporation's Second Amended and Restated Corporate Officers and
                    President of Operations Restricted Stock Plan

10.13               U.S. Home Corporation's 1998 Key Employees Restricted Stock Plan

10.16               U.S. Home Corporation's Corporate Officers Incentive Compensation Program
                    for the Incentive Period January 1, 1999 to December 31, 1999

10.17               U.S. Home Corporation's Amended and Restated Key Employees' Severance Plan

21                  Subsidiaries of U.S. Home Corporation

23                  Consent of Independent Public Accountants

27                  Financial Data Schedule