Form 10-Q
period 1999-03-31
U S HOME CORP /DE/
filed 1999-05-12
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999

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

            Class                       Outstanding at April 30, 1999
Common stock, $.01 par value                 13,309,446 shares

                           U.S. HOME CORPORATION


                                   INDEX


                                                                         Page
                                                                        Number
                                                                        ------
Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets--
                     March 31, 1999 and December 31, 1998                   3

                     Consolidated Condensed Statements of Operations--
                     Three Months Ended March 31, 1999 and 1998             5

                     Consolidated Condensed Statements of Cash Flows--
                     Three Months Ended March 31, 1999 and 1998             6

                     Notes to Consolidated Condensed Financial Statements   7

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   13

            Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                           19

Part II.    Other Information

            Item 2.  Changes in Securities and Use of Proceeds             20

            Item 5.  Other Information                                     20

            Item 6.  Exhibits and Reports on Form 8-K                      22

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)


                                   ASSETS

                                                  March 31,      December 31,
                                                    1999              1998
                                                  ----------     ------------
                                                 (Unaudited)
HOUSING:
   Cash (including restricted funds) ........     $    5,431     $    8,172
   Receivables, net .........................         70,119         60,510
   Single-Family Housing Inventories ........      1,052,827        986,878
   Option Deposits on Real Estate ...........         88,754        103,451
   Other Assets .............................         62,802         59,636
                                                  ----------     ----------
                                                   1,279,933      1,218,647
                                                  ----------     ----------

FINANCIAL SERVICES:
   Cash (including restricted funds) ........          5,715          5,660
   Residential Mortgage Loans ...............         83,940         82,479
   Other Assets .............................         12,118          8,987
                                                  ----------     ----------
                                                     101,773         97,126
                                                  ----------     ----------

CORPORATE:
  Cash and Other Assets .....................         40,834         37,203
                                                  ----------     ----------
                                                  $1,422,540     $1,352,976
                                                  ==========     ==========




    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31,     December 31,
                                                   1999           1998
                                                -----------    -------------
                                               (Unaudited)
CORPORATE AND HOUSING:
  Accounts Payable ..........................   $   116,710    $   129,200
  Accrued Expenses and Other Current
    Liabilities .............................        93,506         89,156
  Revolving Credit Facility .................        75,000        130,000
  Long-Term Debt ............................       548,975        424,980
                                                -----------    -----------
                                                    834,191        773,336
                                                -----------    -----------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current
    Liabilities .............................        40,769         32,287
  Revolving Credit Facilities ...............        25,513         33,112
                                                -----------    -----------
                                                     66,282         65,399
                                                -----------    -----------

    Total Liabilities .......................       900,473        838,735
                                                -----------    -----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01  par value,
    authorized 50,000,000 shares,
    outstanding 13,309,942 shares
    at March 31, 1999 and
    13,501,630 shares at
    December 31, 1998 .......................           137            137
  Capital In Excess of Par Value ............       402,982        402,754
  Retained Earnings .........................       132,600        118,061
  Unearned Compensation on Restricted
    Stock ...................................        (1,401)        (1,475)
                                                -----------    -----------
                                                    534,318        519,477
  Less Treasury Stock, at cost, 375,000
    shares at March 31, 1999 and 175,000
    shares at December  31, 1998 ............       (12,251)        (5,236)
                                                -----------    -----------

    Total Stockholders' Equity ..............       522,067        514,241
                                                -----------    -----------
                                                $ 1,422,540    $ 1,352,976
                                                ===========    ===========

   The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           ------------------
                                                           1999         1998
                                                        ---------    ---------
HOUSING:
  Operating Revenues ................................   $ 392,337    $ 327,443
                                                        ---------    ---------
  Operating Costs and Expenses -
    Cost of products sold ...........................     320,161      264,845
    Selling, general and administrative .............      38,153       33,305
    Interest ........................................      10,504        9,176
                                                        ---------    ---------
                                                          368,818      307,326
                                                        ---------    ---------
  Housing Operating Income ..........................      23,519       20,117
                                                        ---------    ---------
FINANCIAL SERVICES:
  Operating Revenues ................................       8,311        7,102
  General, Administrative and Other Expenses ........       4,964        4,702
                                                        ---------    ---------
  Financial Services Operating Income ...............       3,347        2,400
                                                        ---------    ---------
CORPORATE GENERAL AND ADMINISTRATIVE ................       3,604        3,334
                                                        ---------    ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS ..............................................      23,262       19,183
                                                        ---------    ---------
PROVISION FOR INCOME TAXES:
  Federal and State Income Taxes ....................       8,723        7,098
  Tax Benefit .......................................        --         (7,474)
                                                        ---------    ---------
                                                            8,723         (376)
                                                        ---------    ---------
INCOME BEFORE EXTRAORDINARY LOSS ....................      14,539       19,559
EXTRAORDINARY LOSS FROM EARLY RETIREMENT OF DEBT, NET
  OF INCOME TAX BENEFIT .............................        --          1,530
                                                        ---------    ---------
NET INCOME ..........................................   $  14,539    $  18,029
                                                        =========    =========
Basic Earnings Per Share:
  Income Before Extraordinary Loss ..................   $    1.09    $    1.66
  Extraordinary loss ................................   $    --      $    (.13)
  Net income ........................................   $    1.09    $    1.53
Diluted Earnings Per Share:
  Income Before Extraordinary Loss ..................   $    1.06    $    1.49
  Extraordinary Loss ................................   $    --      $    (.12)
  Net Income ........................................   $    1.06    $    1.37

         The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                       1999            1998
                                                     ---------    ----------
Net Cash Provided From Operating Activities: .....   $ (46,281)   $ (41,606)
                                                     ---------    ---------

Net Cash Flows From Investing Activities:
  Decrease (increase) in restricted cash .........       1,456       (2,946)
  Principal collections on investments in
    mortgage loans ...............................          98        1,396
  Purchase of property, plant and equipment,
    net of disposals .............................      (4,293)      (2,208)
  Other ..........................................        (117)        (554)
                                                     ---------    ---------
  Net cash provided (used) by investing activities      (2,856)      (4,312)
                                                     ---------    ---------

Net Cash Flows From Financing Activities:
  Proceeds from revolving credit facilities,
    net of repayments ............................     (62,599)     (13,099)
  Net proceeds from sale of senior notes and
    senior subordinated notes ....................     122,113       98,237
  Purchase of senior notes .......................        --        (38,295)
  Repayment of notes and mortgage notes payable ..      (4,137)        (966)
  Repurchase of common stock .....................      (7,015)        --
  Other ..........................................        --            413
                                                     ---------    ---------
  Net cash provided by financing activities ......      48,362       46,290
                                                     ---------    ---------
Net Increase (Decrease) in Cash ..................        (775)         372
Cash At Beginning of Period ......................       7,285        6,466
                                                     ---------    ---------
Cash At End of Period ............................   $   6,510    $   6,838
                                                     =========    =========

Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing ......................................   $  20,418    $  14,350
    Financial Services ...........................         243          369
                                                     ---------    ---------
                                                     $  20,661    $  14,719
                                                     =========    =========
  Income taxes paid ..............................   $     733    $   3,359
                                                     =========    =========

         The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 1999
                           (Dollars in Thousands)
                                (Unaudited)

(1)      Basis of Presentation and Segment Information

         Basis of Presentation -
         The accompanying consolidated condensed balance sheet as of December 31, 1998, which has been derived from audited financial statements, and the accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
         information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

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

         In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998 and its results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

         Because of the seasonal nature of the Company's business, the results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full year.

         Segment Information -
         The Company's financial reporting segments consist of home building, financial services and corporate. The Company's home building operations comprise the most substantial part of its business, with approximately 97% of consolidated revenues in the three month periods ended March 31, 1999 and 1998 contributed by the home building operations. The Company is one of the largest single-family homebuilders in the United States based on homes delivered. The Company currently builds and sells homes in more than 230 new home communities in 34 market areas in 13 states. The Company offers a wide variety of moderately priced homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. The Company's financial services operations provide mortgage-banking services to the home building operations' customers. The Company originates, processes and sells mortgages to third party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors. Corporate primarily includes the operations of the Company's corporate office whose primary purpose is to provide financing, cash management, risk management, capital allocations, management reporting and general administration of the home building and financial services segments.

         Assets, operating revenues and operating income of the Company's reportable segments are included in the consolidated condensed balance sheets and consolidated condensed statements of operations. Expenditures for long-lived assets and depreciation and amortization expenses were insignificant for the three-month periods ended March 31, 1999 and 1998.

(2)  INVENTORIES

        The components of single-family housing inventories are as follows:

                                                    March 31,     December 31,
                                                       1999           1998
                                                   -----------   ------------
        Housing completed and under construction   $   385,104    $   382,080
        Models                                          92,187         90,676
        Finished lots                                  165,663        132,567
        Land under development                         123,975        133,791
        Land held for development or sale              285,898        247,764
                                                   -----------    -----------
                                                   $ 1,052,827    $   986,878
                                                   ===========    ===========

(3)  REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

        Housing -

        The housing revolving credit facility and long-term debt consist of the following:

                                                    March 31,     December 31,
                                                        1999          1998
                                                   ------------   -----------
         Revolving credit facility                 $     75,000   $   130,000
                                                   ------------   -----------

         7.95% Senior notes due 2001                     75,000        75,000
         8.25% Senior notes due 2004                    100,000       100,000
         7.75% Senior notes due 2005                     99,783        99,773
         8.88% Senior subordinated notes due 2007       125,000       125,000
         8.875% Senior subordinated notes due 2009      124,000             -
         Notes and mortgage notes payable                25,192        25,207
                                                   ------------   -----------
                                                        548,975       424,980
                                                   ------------   -----------
                                                   $    623,975   $   554,980
                                                   ============   ===========

         The Company has an unsecured revolving credit agreement (the "Credit Facility") with a group of banks. The Credit Facility provides for borrowings of up to $300,000, of which up to $35,000 may be used for letter of credit obligations, subject to a borrowing base limitation. Upon approval of the agent bank, the borrowings under the Credit Facility may be increased, in multiples of $10,000, to a maximum of $350,000, either by having additional banks (which have been approved by the Company) become lenders or by having one or more of the existing banks, with the approval of the Company, increase the amount of their commitment. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivables less outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At March 31, 1999, $213,557 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the base rate announced by the agent bank. The Credit Facility, as amended, expires on May 31, 2001, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on the incurrence of additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and limits the payment of cash dividends in any fiscal quarter to fifty percent of the Company's consolidated net income (as defined in the credit agreement) for the preceding fiscal quarter.

         From time to time, the Company may utilize interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. Counterparties to these agreements are major financial institutions. The Company believes that the likelihood of credit loss from counterparty non-performance is remote. At March 31, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $50,000 which will mature in 2000 and effectively fixed the interest rate on a portion of its Credit Facility borrowings.

         In February 1999, the Company completed the sale of $125,000 principal amount of its 8.875% senior subordinated notes due 2009 (the "2009 Senior Subordinated Notes") for the purpose of raising proceeds to repay part of the balance outstanding under the Credit Facility and for general corporate purposes. The 2009 Senior Subordinated Notes were issued at original issue discount of $1,012, which is being amortized over the term of such Notes. Interest is payable semi-annually commencing on August 15, 1999. On or after February 15, 2004, the 2009 Senior Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 104.438% during the 12 month period beginning February 15, 2004 to 100% (on or after February 15,
         2007) of the principal amount thereof, together with accrued and unpaid interest.

         In the first quarter of 1998, the Company purchased in open market transactions $36,594 principal amount of its 9.75% senior notes due 2003 (the "2003 Senior Notes"). The early retirement of the 2003 Senior Notes resulted in an extraordinary loss in 1998 of $1,530, net of income tax benefit of $899.

         Financial Services -

         The financial services credit facilities consist of the following:

                                                March 31,     December 31,
                                                 1999               1998
                                               ----------      ------------
          Mortgage Credit Facility             $   25,013      $     33,112
          Subsidiary Credit Agreement                 500                 -
                                               ----------      ------------
                                               $   25,513      $     33,112
                                               ==========      ============

         The Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $80,000 under a revolving line of credit (the "Mortgage Credit Facility"). The Mortgage Credit Facility is secured by residential mortgage loans, is not guaranteed by the Company, matures on August 31, 1999 and bears interest at a premium over the LIBOR rate.

         On March 8, 1999, a subsidiary of Mortgage (the "Subsidiary") entered into an unsecured revolving credit agreement (the "Subsidiary Credit Agreement") with two banks providing up to a maximum of $10,000 of borrowings subject to a borrowing base. The Subsidiary was organized to loan money to joint ventures in which the Company is a joint venture partner. The Subsidiary Credit Agreement is guaranteed by the Company and a joint venture partner, matures on May 31, 2001 and bears interest at a premium over the base rate announced by the agent bank or a premium over the LIBOR rate.

(4)  INCOME TAXES

         In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable filing, the Company reduced its deferred tax liability and recognized an income tax benefit in the first quarter of 1998 totaling $7,474 related to these deductions. The decrease in the deferred tax liability increased basic and diluted earnings per common share in the three month period ended March 31, 1998 by $.63 per share and $.57 per share, respectively.

(5)  INTEREST

        A summary of housing interest for the three month periods ended March 31, 1999 and 1998 follows:

                                                            1999        1998
                                                         --------     --------
      Capitalized at beginning of period                 $ 68,750     $ 62,950
      Capitalized                                          12,985       10,961
      Previously capitalized interest
        included in interest expense                      (10,504)      (9,176)
      Other                                                     9           (7)
                                                          --------    --------
      Capitalized at end of period                        $ 71,240    $ 64,728
                                                          ========    ========

        Financial services interest expense for the three month periods ended March 31, 1999 and 1998, was $200 and $411, respectively, and is included in general, administrative and other expenses in the accompanying consolidated condensed statements of operations.

(6)  EARNINGS PER SHARE

        Basic earnings per share includes the weighted average number of common shares outstanding for the periods. Diluted earnings per share includes (i) the assumed exercise of stock options and (ii) the dilutive effect of the Class B warrants through their exercise and expiration in June 1998. The following table summarizes the basic earnings and diluted earnings per share computations for the three-month periods ended March 31, 1999 and 1998:


                                                    1999           1998
                                               ------------   ------------
Basic earnings per share:
  Income before extraordinary loss .........   $     14,539   $     19,559
  Extraordinary loss .......................           --            1,530
                                               ------------   ------------
  Net income ...............................   $     14,539   $     18,029
                                               ============   ============

  Weighted average number of common shares .     13,345,945     11,804,493
                                               ============   ============

  Earnings per share -
    Income before extraordinary loss .......   $       1.09   $       1.66
    Extraordinary loss .....................   $       --     $       (.13)
    Net income .............................   $       1.09   $       1.53

Diluted earnings per share:
  Income before extraordinary loss .........   $     14,539   $     19,559
  Extraordinary loss .......................           --            1,530
                                               ------------   ------------
  Net income, assuming dilution ............   $     14,539   $     18,029
                                               ============   ============

  Weighted average number of common shares .     13,345,945     11,804,493
  Incremental shares from assumed
    conversions -
    Contingent common shares ...............        111,999         11,495
    Stock options ..........................        315,693        427,586
    Class B warrants .......................           --          961,165
                                               ------------   ------------
  Adjusted weighted average number of
    common shares ..........................     13,773,637     13,204,739
                                               ============   ============

  Earnings per share -
    Income before extraordinary loss .......   $       1.06   $       1.49
    Extraordinary loss .....................   $       --     $       (.12)
    Net income .............................   $       1.06   $       1.37


(7)      Treasury Stock

        As of December 31, 1998, the Company had remaining Board of Directors authorization to repurchase up to 409,157 shares of outstanding common stock, in the aggregate, from time to time in the open market and/or in private transactions. During the three-month period ending March 31, 1999, the Company repurchased 200,000 shares of common stock for an aggregate purchase price of $7,015. The cost of the repurchased shares has been included in "Treasury Stock" in the accompanying consolidated condensed balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
                                  Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                                  Three Months Ended
                                                       March 31,
                                               ---------------------------
                                                    1999           1998
                                               -----------      ----------
Revenues -
   Single-family homes ....................     $  388,237      $  324,310
   Land and other .........................          4,100           3,133
                                                ----------      ----------
     Total ................................     $  392,337      $  327,443
                                                ==========      ==========

Single-family homes -
   Gross margin amount ....................     $   70,342      $   61,200
   Gross margin percentage ................           18.1%           18.9%
   Units delivered ........................          2,095           1,899
   Average sales price ....................     $  185,300      $  170,800
   New orders taken .......................          3,033           3,496
   Backlog at end of period:
     Aggregate sales amount ...............     $1,029,452      $  893,245
     Units ................................          5,310           5,032
Selling, general and
   administrative expenses as a
   percentage of housing revenues .........            9.7%           10.2%

Interest -
   Paid or accrued ........................     $   12,985      $   10,961
   Percentage capitalized .................          100.0%          100.0%
   Previously capitalized
     interest included in
     interest expense .....................     $   10,504      $    9,176
   Percentage of housing revenues .........            2.7%            2.8%

Revenues and Sales -

Revenues from sales of single-family homes for the three-month period ended March 31, 1999 increased 20% compared to the three-month period ended March 31, 1998. The increase resulted primarily from a 10% increase in the number of housing units delivered and a 9% increase in the average sales price. The average sales price is impacted by product mix, geographical mix and changing prices on units delivered.

New orders taken for the three-month period ended March 31, 1999 decreased 13% compared to the same period in 1998. While new orders taken were down in the first quarter of 1999, new orders for March and April 1999 increased compared to March and April 1998, indicating stronger sales throughout the Company's operations in general. The decrease in new orders taken in the first quarter of 1999 was primarily due to strong sales in 1998 in certain of the Company's markets which resulted in a number of communities selling out earlier than anticipated. With an increased presence in retirement and active adult housing and the opening of new primary housing communities during the balance of the year, the Company expects its sales performance will reflect comparative improvements over the course of the year.

Gross Margins -

The single-family homes gross margin percentage for the three month period ended March 31, 1999 declined 80 basis points compared to the same period in 1998. The decrease was primarily due to retirement and active-adult revenues, which have higher margins than the Company average, being less in 1999 than 1998 as a percent of total single-family home revenues.

Backlog -

The aggregate amount of sales backlog at March 31, 1999 increased 15% compared to March 31, 1998. The increase in the value of the backlog reflects the increase in the number of units under contract and the increase in the average sales price. Substantially all of the Company's backlog units at March 31, 1999, net of cancellations, are expected to result in revenues prior to March 31, 2000.

Selling, General and Administrative Expenses -

As a percentage of housing revenues, selling, general and administrative expenses for the three-month period ended March 31, 1999 decreased when compared to the three-month period ended March 31, 1998. Actual selling, general and administrative expenses for the three-month period ended March 31, 1999 increased $4.8 million when compared to the same period in 1998. This increase was primarily due to increases in volume-related expenses ($2.0 million) resulting from increased deliveries in 1999 when compared to 1998 and increased payroll costs and marketing center expenses resulting from increased activities.

Interest -

Interest paid or accrued for the three month period ended March 31, 1999 increased approximately 18% compared to the same period in 1998. The increase in 1999 is primarily due to an increase in the average outstanding debt which was primarily incurred in connection with the increases in single-family housing inventories resulting from increased activities.

The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any period is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Previously capitalized interest amounts charged to interest expense in the three-month period ended March 31, 1999 increased 14% compared to the three-month period ended March 31, 1998. The increase was attributable primarily to an increase in the number of housing units delivered and an increase in the average interest expense per housing unit delivered.

                             Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                                     Three Months
                                                         Ended
                                                       March 31,
                                                 ----------------------
                                                   1999           1998
                                                 -------        -------
    U.S. Home Mortgage Corporation and
      Subsidiary                                 $ 7,097        $ 6,079
    Other financial services operations            1,214          1,023
                                                 -------        -------
                                                 $ 8,311        $ 7,102
                                                 =======        =======

The increase in U.S. Home Mortgage Corporation's ("Mortgage") revenues for the three month period ended March 31, 1999 when compared to the three month period ended March 31, 1998 was primarily due to the increase in mortgage loan originations and the increase in income from the sale of mortgage loans and servicing rights.

Mortgage's "capture rate" for providing financing to buyers of homes delivered by the Company remained substantially constant at 83% for the three month period ended March 31, 1999 compared to 82% for the same period in 1998. Since a certain percentage of buyers typically elect to use other sources of financing, the Company believes Mortgage's capture rate is near the maximum capture rate.

                                   Other

Corporate General and Administrative -

Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .9% for the three-month period ended March 31, 1999 and 1.0% for the three-month period ended March 31, 1998. Actual corporate general and administrative expenses for the three month period ended March 31, 1999 were $3.6 million, compared to $3.3 million for the three month period ended March 31, 1998.

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

Financial Condition and Liquidity

                                  Housing

The Company is significantly affected by the cyclical nature of the homebuilding industry, which is sensitive to fluctuations in economic activity and interest rates and the level of consumer confidence. Sale of new homes is also affected by market conditions for rental properties and by the condition of the resale market for used homes, including foreclosed homes. For example, an oversupply of resale units depresses prices and reduces the margins available on sales of new homes. The sale of new homes and profitability from sales are heavily influenced by the level and expected direction of interest rates. Increases in interest rates tend to have a depressing effect on the market for new homes in view of increased monthly mortgage costs to potential homebuyers.

The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities, including the Company's principal unsecured revolving credit agreement (the "Credit Facility").

Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead-time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. Primarily in its affordable and move-up home communities, the Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. However, with the increase in the number of retirement and active adult communities, the use of rolling lot options as a percentage of the Company's total finished lot needs has and is expected to continue to decrease since the majority of the finished lots for these communities are developed on land owned by the Company. The retirement and active adult communities are generally long-term projects and require greater investments by the Company than are required for its affordable and move-up home communities. These communities generally include more units than the affordable and move-up communities and generally have more extensive amenities, including golf courses and clubhouses, which require substantial capital investment. The increases in land inventories in 1999 from 1998 were primarily the result of increased activities, including an increase in the Company's retirement and active adult community.

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

In February 1999, the Company sold $125 million principal amount of its 8.875% senior subordinated notes due 2009 ("the 2009 Senior Subordinated Notes") for the purpose of raising funds to repay part of the balance outstanding under the Credit Facility and for general corporate purposes. See Note 3 of Notes to Consolidated Condensed Financial Statements.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the three month periods ended March 31, 1999 and 1998 is summarized below (dollars in thousands):

                                                    1999            1998
                                                  ---------       ---------
          Net cash provided (used) by:
            Operating activities                  $(53,695)       $(47,951)
            Investing activities                    (3,162)         (5,058)
            Financing activities                    55,961          51,489
                                                  --------        --------
          Net decrease in cash                    $   (896)       $ (1,520)
                                                  ========        ========

Housing operations are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing operating activities for 1999 used more cash than 1998 primarily due to an increase in land asset activities and the timing of payments related to these activities.

Cash flow from housing financing activities for 1999 provided cash reflecting the sale of the Company's 2009 Senior Subordinated Notes offset by the repayment of amounts outstanding under the Credit Facility. Cash flow from housing financing activities for 1998 provided cash reflecting the sale of the Company's 7.75% senior notes due 2005 offset by purchases of the Company's 9.75% senior notes due 2003 and the repayment of amounts outstanding under the Credit Facility.

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

Financial services operating activities are affected primarily by the volume of Mortgage's loan originations and the timing of the sale of mortgage loans and related servicing rights to third party investors. Loans and servicing rights are generally sold to investors within 30 days after homes are delivered. In this regard, cash flow from financial services operating activities for 1999 provided more cash compared to 1998 primarily due to increased profitability and the timing of payments related to Mortgage's origination activities.

The Company finances its financial services operations primarily from short-term debt which is repaid with internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of an $80 million secured revolving line of credit (the "Mortgage Credit
Facility") which matures on August 31, 1999. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

The Company does not guarantee any of its financial services subsidiaries' debt, except with respect to an unsecured credit agreement of a subsidiary of Mortgage. See Note 3 of Notes to Consolidated Condensed Financial Statements.

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

All of the Company's major computer systems, including its mortgage banking operations' systems, are year 2000 compliant. The Company is testing these systems, as well as other operating systems and equipment, and the Company believes these systems and equipment will remain compliant. The Company is currently evaluating all major supplier/contractor relationships and believes there are no significant risks associated with year 2000 issues impacting its operations. The Company is also assessing the year 2000 issues with other third-parties on which it relies, including banking institutions, title companies and government agencies and has been informed by its primary banking institution, its primary title company and two major government agencies (Government National Mortgage Association and Federal National Mortgage Association) that they are year 2000 compliant. While other third-parties have informed the Company they are year 2000 compliant and others have stated they will be compliant by the end of 1999, there can be no assurance that the systems of third-parties on which the Company relies will be compliant in a timely manner. Since the Company has not completed its assessment of significant third parties on whom it relies, it does not currently have adequate information to assess the risk of these entities not being able to provide goods and services to the Company. As information is received and evaluated, the Company will determine whether contingency plans are necessary. Should one or more of the significant third parties fail to achieve year 2000 compliance, the Company's business and its results of operations could be adversely affected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The information included under Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is incorporated herein by reference.

Other than the use of proceeds from the sale in February 1999 of $125 million principal amount of its 2009 Senior Subordinated Notes to repay part of the balance outstanding under the Credit Facility, there have been no material changes in the Company's market risk during the three months ended March 31, 1999.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

        The  indenture  relating  to the  2009  Senior  Subordinated  Notes contains numerous covenants, including a limitation on the declaration of dividends to holders of its equity securities (including those registered under the Securities Exchange Act of 1934 or the Securities Act of 1933) or the repurchase of such equity securities.

Item 5.  Other Information

     Additional Operating Data -

        The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three-month periods ended March 31, 1999 and 1998:

            States                   New Orders      Deliveries      Backlog
       -----------------            ------------    ------------   -----------
                                    1999    1998    1999    1998   1999   1998
                                   -----   -----   -----   -----  -----  -----
       Arizona                       365     403     293     219    665    502
       California                    240     302     244     126    417    401
       Colorado                      569     584     267     346    901    824
       Florida                       787   1,077     524     606  1,595  1,797
       Maryland/Virginia             197     191     125      71    260    224
       Minnesota                     218     149     112      92    306    231
       Nevada                         64     127      69      72    102    163
       New Jersey                    103     167     116     112    125    215
       Ohio/Indiana (2)               24      52      23      23     50     61
       Texas                         395     444     319     232    754    614
                                   -----   -----   -----   -----  -----  -----
                                   2,962   3,496   2,092   1,899  5,175  5,032
       Joint venture activity (1)     71      -        3      -     135     -
                                   -----   -----   -----   -----  -----  -----
                                   3,033   3,496   2,095   1,899  5,310  5,032
                                   =====   =====   =====   =====  =====  =====

         (1) Includes unit data for two 50% owned retirement joint ventures in Michigan and North Carolina of 20 new orders and 55 backlog and a 50% owned affordable home joint venture in Texas of 51 new orders, three deliveries and 80 backlog.

         (2) In 1997, the Company made the decision to discontinue its Indiana operations.

     Cautionary Disclosure Regarding Forward-Looking Statements -

         The Company includes this disclosure to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         Certain statements contained herein, in the Company's press releases, oral communications and other filings with the Securities and Exchange Commission include "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by the use of words like "believes," "intends," "expects," "may," "will," "should" or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties.

         Given the risks, uncertainties and contingencies of the Company's business, actual results may differ materially from those expressed or implied by forward-looking statements. In addition, the Company bases forward-looking statements on assumptions about future events which may not prove to be accurate. In light of these risks, uncertainties, and assumptions, forward-looking events described herein, in the Company's press releases, in oral communication and in other filings with the Securities and Exchange Commission may not occur.

         Forward-looking  statements  by the Company  regarding  results of
         operations   and   financial   condition  are  subject  to  risks,
         uncertainties and assumptions, including the following:

              General economic and business conditions, the level and direction of interest rates and the level of consumer confidence have a significant impact on the willingness and ability of purchasers to enter into contracts for homes and to consummate purchases of homes under contract as well as on the performance of Mortgage, the Company's principal subsidiary.

              The development of many of the Company's communities, particularly its retirement, active adult and intergenerational communities, results from a lengthy, complex series of events involving land purchase, regulatory compliance, capital availability, and marketing and sales, any of which can materially affect the financial results for a community.

              The Company is in a highly competitive and fragmented industry. This places constant pressure on the Company's pricing (including the Company's ability to respond to increases in prices from its suppliers), quality and marketing and particularly challenges the Company upon its entry into new geographic markets.

              The Company faces numerous regulatory hurdles in its development efforts, such as laws and regulations regarding zoning, environmental protection, building design and construction, density and rate of development.

              The Company's access to capital sufficient to fund its activities is affected by the Company's high level of debt and by the willingness of the capital markets and banks to absorb equity or debt offerings.

              The  Company's  Year  2000  compliance  is  affected  by  the compliance of its supplier/contractors and other third parties on which it relies over which it has little or no control.

              The Company may encounter other contingencies, including labor shortages, work stoppages, product liability, litigation, natural risks (including floods or hurricanes) and other factors over which the Company has little or no control.

         The Company cannot assure that its future results, levels of activity and achievements will occur as it expects, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of its forward-looking statements. The Company has no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

         Exhibit  10.1  -  Senior Subordinated  Indenture,  dated as of
                           February  19, 1999, by and between U.S. Home
                           Corporation and IBJ Whitehall Bank & Trust Company, as trustee, relating to U.S. Home
                           Corporation's  8.875%   Senior  Subordinated
                           Notes due 2009.

         Exhibit  10.2  -  Officer's Certificate establishing  the form and terms of the 8.875% Senior  Subordinated
                           Notes due 2009.

         Exhibit  27    -  Financial Data Schedule

  (b)   Reports on Form 8-K

             On February 17, 1999, under Item 5 "Other Events" of Form 8-K, the Company filed a Current Report on Form 8-K which included documents attached as exhibits relating to the offering and sale of its 8.875% senior subordinated notes due 2009 in an aggregate amount of $125,000,000 under the Company's Registration Statement on Form S-3 (File No. 333-31457) and certain amendments to amended and restated employment and consulting agreements.

        No other Current Reports on Form 8-K was filed by the Company during January, February or March 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. HOME CORPORATION



Date:   May 11, 1999                     /s/ Isaac Heimbinder
                                         -------------------------------------
                                         Isaac Heimbinder
                                         President, Co-Chief Executive Officer
                                         and Chief Operating Officer



Date:   May 11, 1999                     /s/ Chester P. Sadowski
                                         -------------------------------------
                                         Chester P. Sadowski
                                         Senior Vice President Controller
                                         and Chief Accounting Officer

                             INDEX OF EXHIBITS


                                                                   Sequential
Exhibit                                                             Numbered
Number                                                                 Page
--------                                                          ------------


10.1     Senior  Subordinated  Indenture,  dated
         as of February 19, 1999,  by and between
         U.S.  Home  Corporation  and IBJ Whitehall
         Bank & Trust  Company,  as  trustee,
         relating to U.S. Home Corporation's 8.875%
         Senior Subordinated Notes due 2009.                            28

10.2     Officers Certificate establishing the form
         and terms of the 8.875% Senior
         Subordinated Notes due 2009.                                  129

27       Financial Data Schedule                                       144