Form 10-Q
period 1999-06-30
U S HOME CORP /DE/
filed 1999-08-13
CIK 101640

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999

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

            Class                             Outstanding at July 31, 1999
Common stock, $.01 par value                        13,410,288 shares

                           U.S. HOME CORPORATION
                           ---------------------

                                   INDEX
                                   -----

                                                                         Page
                                                                        Number
                                                                        ------
Part I.     Financial Information

            Item 1.   Financial Statements

                      Consolidated Condensed Balance Sheets--
                      June 30, 1999 and December 31, 1998                 3

                      Consolidated Condensed Statements of Operations--
                      Three and Six Months Ended June 30, 1999 and 1998   5

                      Consolidated Condensed Statements of Cash
                      Flows--Six Months Ended June 30, 1999 and 1998      6

                      Notes to Consolidated Condensed Financial
                      Statements                                          7

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      15

            Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                        21

Part II.    Other Information

            Item 4.   Submission of Matters to a Vote of Security
                      Holders                                            22

            Item 5.   Other Information                                  23

            Item 6.   Exhibits and Reports on Form 8-K                   24

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)


                                   ASSETS

                                                   June 30,      December 31,
                                                     1999            1998
                                                  ----------     ------------
                                                    (Unaudited)
HOUSING:
  Cash (including restricted funds) .........     $    5,771     $    8,172
  Receivables, net ..........................         77,176         60,510
  Single-Family Housing Inventories .........      1,168,892        986,878
  Option Deposits on Real Estate ............         93,815        103,451
  Other Assets ..............................         75,422         59,636
                                                  ----------     ----------
                                                   1,421,076      1,218,647
                                                  ----------     ----------

FINANCIAL SERVICES:
  Cash (including restricted funds) .........          5,967          5,660
  Residential Mortgage Loans ................         89,614         82,479
  Other Assets ..............................         18,599          8,987
                                                  ----------     ----------
                                                     114,180         97,126
                                                  ----------     ----------

CORPORATE:
  Cash and Other Assets .....................         46,199         37,203
                                                  ----------     ----------
                                                  $1,581,455     $1,352,976
                                                  ==========     ==========




    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,       December 31,
                                                     1999           1998
                                                 ------------     ------------
                                                 (Unaudited)
CORPORATE AND HOUSING:
  Accounts Payable ...........................   $    132,028    $    129,200
  Accrued Expenses and Other Current
    Liabilities ..............................        110,597          89,156
  Revolving Credit Facility ..................        166,000         130,000
  Long-Term Debt .............................        552,209         424,980
                                                 ------------    ------------
                                                      960,834         773,336
                                                 ------------    ------------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current
    Liabilities ..............................         42,940          32,287
  Revolving Credit Facilities ................         37,793          33,112
                                                 ------------    ------------
                                                       80,733          65,399
                                                 ------------    ------------

    Total Liabilities ........................      1,041,567         838,735
                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
  Common  Stock, $ .01 par  value,
    authorized 50,000,000  shares,
    outstanding  13,410,288 shares
    at June 30, 1999 and 13,501,630
    shares at December 31, 1998 ..............            137             137
  Capital In Excess of Par Value .............        403,467         402,754
  Retained Earnings ..........................        150,109         118,061
  Unearned Compensation on Restricted
    Stock ....................................         (5,149)         (1,475)
                                                 ------------    ------------
                                                      548,564         519,477
  Less Treasury Stock, at cost, 266,342 shares
    at June 30, 1999 and 175,000 shares at
    December 31, 1998 ........................         (8,676)         (5,236)
                                                 ------------    ------------

    Total Stockholders' Equity ...............        539,888         514,241
                                                 ------------    ------------
                                                 $  1,581,455    $  1,352,976
                                                 ============    ============

    The accompanying notes are an integral part of these balance sheets.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)

                                                Three Months Ended        Six Months Ended
                                                      June 30,                June 30,
                                              ----------------------    ---------------------
                                                1999        1998           1999       1998
                                              ----------   ---------    ---------   ---------
HOUSING:
  Operating Revenues .......................   $ 450,113   $ 359,383    $ 842,450   $ 686,826
                                               ---------   ---------    ---------   ---------
  Operating Costs and Expenses -
    Cost of products sold ..................     366,606     293,279      686,767     558,124
    Selling, general and administrative ....      44,603      34,540       82,756      67,845
    Interest ...............................      11,715      10,172       22,219      19,348
                                               ---------   ---------    ---------   ---------
                                                 422,924     337,991      791,742     645,317
                                               ---------   ---------    ---------   ---------
  Housing Operating Income .................      27,189      21,392       50,708      41,509
                                               ---------   ---------    ---------   ---------
FINANCIAL SERVICES:
  Operating Revenues .......................       9,786       8,124       18,097      15,226
  General, Administrative and Other Expenses       5,398       5,048       10,362       9,750
                                               ---------   ---------    ---------   ---------
  Financial Services Operating Income ......       4,388       3,076        7,735       5,476
                                               ---------   ---------    ---------   ---------
CORPORATE GENERAL AND ADMINISTRATIVE .......       3,562       3,141        7,166       6,475
                                               ---------   ---------    ---------   ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS .....................................      28,015      21,327       51,277      40,510
                                               ---------   ---------    ---------   ---------
PROVISION FOR INCOME TAXES:
  Federal and State Income Taxes ...........      10,506       7,891       19,229      14,989
  Tax Benefit ..............................        --          --           --        (7,474)
                                               ---------   ---------    ---------   ---------
                                                  10,506       7,891       19,229       7,515
                                               ---------   ---------    ---------   ---------
INCOME BEFORE EXTRAORDINARY LOSS ...........      17,509      13,436       32,048      32,995

EXTRAORDINARY LOSS FROM EARLY RETIREMENT OF
  DEBT, NET OF INCOME TAX BENEFIT ..........        --         1,496         --         3,026
                                               ---------   ---------    ---------   ---------
NET INCOME .................................   $  17,509   $  11,940    $  32,048   $  29,969
                                               =========   =========    =========   =========
Basic Earnings Per Share:
  Income Before Extraordinary Loss .........   $    1.31   $    1.11    $    2.40   $    2.76
  Extraordinary loss .......................   $    --     $    (.12)   $    --     $    (.25)
  Net income ...............................   $    1.31   $     .99    $    2.40   $    2.51
Diluted Earnings Per Share:
  Income Before Extraordinary Loss .........   $    1.28   $    1.01    $    2.33   $    2.49
  Extraordinary Loss .......................   $    --     $    (.11)   $    --     $    (.23)
  Net Income ...............................   $    1.28   $     .90    $    2.33   $    2.26

         The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                  ------------------------
                                                     1999         1998
                                                   ---------    ---------
Net Cash Flows From Operating Activities .......   $(108,845)   $(106,833)
                                                   ---------    ---------

Net Cash Flows From Investing Activities:
  Decrease (increase) in restricted cash .......       1,315       (2,190)
  Principal collections on investments in
    mortgage loans .............................         248        2,030
  Purchase of property, plant and equipment,
    net of disposals ...........................      (5,237)      (4,166)
  Other ........................................        (147)        (739)
                                                   ---------    ---------
  Net cash used by investing activities ........      (3,821)      (5,065)
                                                   ---------    ---------

Net Cash Flows From Financing Activities:
  Proceeds from revolving credit facilities,
    net of repayments ..........................      40,681       65,689
  Net proceeds from sale of senior notes and
    senior subordinated notes ..................     122,113       98,237
  Repayment of notes and mortgage notes payable      (41,376)      (1,897)
  Repurchase of common stock ...................      (7,420)        --
  Purchase of senior notes .....................        --        (82,980)
  Net proceeds from exercise of Class B warrants        --         36,748
  Other ........................................          22          538
                                                   ---------    ---------
  Net cash provided by financing activities ....     114,020      116,335
                                                   ---------    ---------
Net Increase in Cash ...........................       1,354        4,437
Cash At Beginning of Period ....................       7,285        6,466
                                                   ---------    ---------
Cash At End of Period ..........................   $   8,639    $  10,903
                                                   =========    =========

Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing ....................................   $  23,979    $  18,285
    Financial Services .........................         540          815
                                                   ---------    ---------
                                                   $  24,519    $  19,100
                                                   =========    =========
  Income taxes paid ............................   $  13,527    $  14,002
                                                   =========    =========

         The accompanying notes are an integral part of these statements.

                   U.S. HOME CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1999
                           (Dollars in Thousands)
                                (Unaudited)

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

         In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998 and its results of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998.

         Because of the seasonal nature of the Company's business, the results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results for the full year.

         Segment Information -
         The Company's financial reporting segments consist of home building, financial services and corporate. The Company's home building operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues in the three and six month periods ended June 30, 1999 and 1998 contributed by the home building operations. The Company is one of the largest single-family homebuilders in the United States based on homes delivered. The Company currently builds and sells homes in more than 230 new home communities in 34 market areas in 13 states. The Company offers a wide variety of moderately priced homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. The Company's financial services operations provide mortgage-banking services to the home building operations' customers. The Company originates, processes and sells mortgages to third party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.
         Corporate primarily includes the operations of the Company's corporate office whose primary purpose is to provide financing, cash management, risk management, capital allocations, management reporting and general administration for the home building and financial services segments.

         Assets, operating revenues and operating income of the Company's reportable segments are included in the consolidated condensed balance sheets and consolidated condensed statements of operations. Expenditures for long-lived assets and depreciation and amortization expenses were insignificant for the three and six month periods ended June 30, 1999 and 1998.

(2)   INVENTORIES

         The  components  of  single-family   housing  inventories  are  as
         follows:

                                                   June 30,      December 31,
                                                      1999           1998
                                                   -----------   ------------
         Housing completed and under construction   $  437,151   $  382,080
         Models .................................       96,749       90,676
         Finished lots ..........................      176,066      132,567
         Land under development .................      140,989      133,791
         Land held for development or sale ......      317,937      247,764
                                                    ----------   ----------
                                                    $1,168,892   $  986,878
                                                    ==========   ==========

(3)      REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

         Housing -

         The housing revolving credit facility and long-term debt consist of the following:

                                                      June 30,  December 31,
                                                        1999        1998
                                                      --------  ------------
         Revolving credit facility ...............    $166,000   $130,000
                                                      --------   --------

         7.95% Senior notes due 2001 .............      75,000     75,000
         8.25% Senior notes due 2004 .............     100,000    100,000
         7.75% Senior notes due 2005 .............      99,792     99,773
         8.88% Senior subordinated notes due 2007      125,000    125,000
         8.875% Senior subordinated notes due 2009     124,025       --
         Notes and mortgage notes payable ........      28,392     25,207
                                                      --------   --------
                                                       552,209    424,980
                                                      --------   --------
                                                      $718,209   $554,980
                                                      ========   ========

         The Company has an unsecured revolving credit agreement (the "Credit Facility") with a group of banks. The Credit Facility provides for borrowings of up to $300,000, of which up to $35,000 may be used for letter of credit obligations, subject to a borrowing base limitation. Upon approval of the agent bank, the borrowings under the Credit Facility may be increased, in multiples of $10,000, to a maximum of $350,000, either by having additional banks (which have been approved by the Company) become lenders or by having one or more of the existing banks, with the approval of the Company, increase the amount of their commitment. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivables less outstanding senior debt borrowings (as defined in the Credit Facility), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At June 30, 1999, $119,151 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the base rate announced by the agent bank. The Credit Facility, as amended, expires on May 31, 2002, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on the incurrence of additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and limits the payment of cash dividends in any fiscal quarter to fifty percent of the Company's consolidated net income (as defined in the Credit Facility) for the preceding fiscal quarter.

         From time to time, the Company may utilize interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. Counterparties to these agreements are major financial institutions. The Company believes that the likelihood of credit loss from counterparty non-performance is remote. At June 30, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $50,000 which will mature in 2000 and effectively fixed the interest rate on a portion of its Credit Facility borrowings.

         In February 1999, the Company completed the sale of $125,000 principal amount of its 8.875% senior subordinated notes due 2009 (the "2009 Senior Subordinated Notes"). The net proceeds were used to repay part of the balance outstanding under the Credit Facility and for general corporate purposes. The 2009 Senior Subordinated Notes were issued at original issue discount of $1,012, which is being amortized over the term of such Notes. Interest is payable semi-annually commencing on August 15, 1999. On or after February 15, 2004, the 2009 Senior Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 104.438% during the 12 month period beginning February 15, 2004 to 100% (on or after February 15, 2007) of the principal amount thereof, together with accrued and unpaid interest.

         In June 1998, the Company redeemed $43,109 principal amount of its 9.75% senior notes due 2003 (the "2003 Senior Notes") and in the first quarter of 1998, the Company purchased in open market transactions $36,594 principal amount of the 2003 Senior Notes. The early retirement of the 2003 Senior Notes resulted in an extraordinary loss of $1,496, net of income tax benefit of $878, in the three month period ended June 30, 1998 and an extraordinary loss of $3,026, net of income tax benefit of $1,777 in the six month period ended June 30, 1998.

         Financial Services -

         The financial services credit facilities consist of the following:

                                                June 30,        December 31,
                                                  1999             1998
                                               ----------       -------------
          Mortgage Credit Facility             $   33,093       $     33,112
          Subsidiary Credit Agreement               4,700               -
                                               ----------       ------------
                                               $   37,793       $     33,112
                                               ==========       ============

         The Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $80,000 under a revolving line of credit (the "Mortgage Credit Facility"). The Mortgage Credit Facility is secured by residential mortgage loans, is not guaranteed by the Company, matures on August 31, 1999 and bears interest at a premium over the LIBOR rate. The Mortgage Credit Facility has been in place since 1992, has been renewed on various terms and conditions on an annual basis and the Company expects it to be extended or replaced by a credit facility similar to its present terms and conditions. However, there can be no assurance that the Mortgage Credit Facility will be extended or replaced.

         In March 1999, a subsidiary of Mortgage (the "Subsidiary") entered into an unsecured revolving credit agreement (the "Subsidiary Credit Agreement") with two banks providing up to a maximum of $10,000 of borrowings subject to a borrowing base. The Subsidiary was organized to loan money to joint ventures in which the Company is a joint venture partner. The Subsidiary Credit Agreement is guaranteed by the Company and a joint venture partner, matures on May 31, 2001 and bears interest at a premium over the base rate announced by the agent bank or a premium over the LIBOR rate.

(4)      INCOME TAXES

         In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit in the first quarter of 1998 totaling $7,474 related to these deductions. The decrease in the deferred tax liability increased basic and diluted earnings per common share in the six-month period ended June 30, 1998 by $.63 per share and $.56 per share, respectively.

(5)      INTEREST

         A summary of housing interest for the three and six month periods ended June 30, 1999 and 1998 follows:

                                                           Three Month Period
                                                          -------------------
                                                             1999      1998
                                                          ---------  --------
         Capitalized at beginning of period              $  71,240   $ 64,728
         Capitalized                                        15,307     11,619
         Previously capitalized interest included in
           interest expense                                (11,715)   (10,172)
         Other                                               1,384        (20)
                                                         ---------   --------
         Capitalized at end of period                    $  76,216   $ 66,155
                                                         =========   ========


                                                           Six Month Period
                                                         --------------------
                                                            1999       1998
                                                         ---------   --------
         Capitalized at beginning of period              $  68,750   $ 62,950
         Capitalized                                        28,292     22,580
         Previously capitalized interest included in
           interest expense                                (22,219)   (19,348)
         Other                                               1,393        (27)
                                                         ---------   --------
         Capitalized at end of period                    $  76,216   $ 66,155
                                                         =========   ========

         Financial services interest expense for the three and six month periods ended June 30, 1999 and 1998, which is included in "General, Administrative and Other Expenses" in the accompanying consolidated condensed statements of operations follows:

                                                           1999        1998
                                                         ---------   -------
         Three month period                              $   359     $   426
         Six month period                                $   559     $   837

(6)      EARNINGS PER SHARE

         Basic earnings per share includes the weighted average number of common shares outstanding for the periods. Diluted earnings per share includes (i) the assumed exercise of stock options and (ii) the dilutive effect of the Class B warrants through their exercise and expiration in June 1998. The following table summarizes the basic earnings and diluted earnings per share computations for the three and six month periods ended June 30, 1999 and 1998:

         Three Month Period                            1999          1998
                                                   ------------   ------------
         Basic earnings per share:
           Income before extraordinary loss ...... $     17,509  $     13,436
           Extraordinary loss ....................         --           1,496
                                                   ------------  ------------
           Net income ...........................  $     17,509  $     11,940
                                                   ============  ============

           Weighted average number of common
             shares                                  13,387,208    12,053,537
                                                   ============  ============

           Earnings per share -
             Income before extraordinary loss .... $       1.31  $       1.11
             Extraordinary loss .................. $       --    $       (.12)
             Net income .......................... $       1.31  $        .99

         Diluted earnings per share:
           Income before extraordinary loss ...... $     17,509  $     13,436
           Extraordinary loss ....................         --           1,496
                                                   ------------  ------------
           Net income, assuming dilution ......... $     17,509  $     11,940
                                                   ============  ============

           Weighted average number of common
             shares                                  13,387,208    12,053,537
           Incremental shares from assumed
             conversions -
             Contingent common shares ............       28,307         8,881
             Stock options .......................      301,732       420,049
             Class B warrants ....................         --         853,012
                                                   ------------  ------------
           Adjusted weighted average number of
             common shares .......................   13,717,247    13,335,479
                                                   ============  ============

           Earnings per share -
             Income before extraordinary loss .... $       1.28  $       1.01
            Extraordinary loss ................... $       --    $       (.11)
            Net income ........................... $       1.28  $        .90

         Six Month Period                              1999           1998
                                                   ------------  ------------
         Basic earnings per share:
           Income before extraordinary loss .....  $     32,048  $     32,995
           Extraordinary loss ...................          --           3,026
                                                   ------------  ------------
           Net income ...........................  $     32,048  $     29,969
                                                   ============  ============

         Weighted average number of common shares    13,366,381    11,929,703
                                                   ============  ============

         Earnings per share -
           Income before extraordinary loss .....  $       2.40  $       2.76
           Extraordinary loss ...................  $       --    $       (.25)
           Net income ...........................  $       2.40  $       2.51

         Diluted earnings per share:
           Income before extraordinary loss .....  $     32,048  $     32,995
           Extraordinary loss ...................          --           3,026
                                                   ------------  ------------
         Net income, assuming dilution ..........  $     32,048  $     29,969
                                                   ============  ============

         Weighted average number of common shares    13,366,381    11,929,703
         Incremental shares from assumed
           conversions -
           Contingent common shares .............        67,927        10,181
           Stock options ........................       310,053       421,184
           Class B warrants .....................          --         907,045
                                                   ------------  ------------
         Adjusted weighted average number of
           common shares ........................    13,744,361    13,268,113
                                                   ============  ============

         Earnings per share -
           Income before extraordinary loss .....  $       2.33  $       2.49
           Extraordinary loss ...................  $       --    $       (.23)
           Net income ...........................  $       2.33  $       2.26

(7)      Treasury Stock

         As of December 31, 1998, the Company had remaining Board of Directors authorization to repurchase up to 409,157 shares of outstanding common stock, in the aggregate, from time to time in the open market and/or in private transactions. During the six month period ending June 30, 1999, the Company repurchased 213,400 shares of common stock for an aggregate purchase price of $7,420. The cost of the repurchased shares has been included in "Treasury Stock" in the accompanying consolidated condensed balance sheets.

         Also during the six month period ended June 30, 1999, 122,058 shares of treasury stock were reissued under several of the Company's stock plans. When the treasury shares were reissued, any differences between the repurchase and reissuance prices were either charged or credited to "Capital in Excess of Par Value" in the accompanying consolidated condensed balance sheets.


(8)      Restricted Stock Plan

         In April 1999, the Company issued to officers and other key employees 105,000 restricted shares of its treasury stock under the Company's 1998 Key Employee Restricted Stock Plan ("Restricted Stock Plan"). The market value of the shares issued ($4,175) has been charged to stockholders' equity as "Unearned Compensation on Restricted Stock" and is being amortized to expense over the term of the Restricted Stock Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                  Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                 Three Months Ended      Six Months Ended
                                     June 30,                 June 30,
                               ----------------------   ----------------------
                                   1999       1998         1999        1998
                                ----------   --------   ----------  ----------
Revenues -
   Single-family homes          $  439,770   $354,921   $  828,007   $679,231
   Land and other                   10,343      4,462       14,443      7,595
                                ----------   --------   ----------   --------
     Total                      $  450,113   $359,383   $  842,450   $686,826
                                ==========   ========   ==========   ========

Single-family homes -
   Gross margin amount          $   79,838   $ 64,906   $  150,180   $126,106
   Gross margin percentage            18.2%      18.3%        18.1%      18.6%
   Units delivered                   2,367      2,053        4,462      3,952
   Average sales price          $  188,300   $172,900   $  187,000   $171,900
   New orders taken                  2,710      2,311        5,743      5,807
   Backlog at end of period:
     Aggregate sales amount                             $1,181,308   $962,742
     Units                                                   5,775      5,290
Selling, general and
   administrative expenses as
   a percentage of housing
   revenues                            9.9%       9.6%         9.8%       9.9%

Interest -
   Paid or accrued              $   15,307   $ 11,619   $   28,292   $ 22,580
   Percentage capitalized            100.0%     100.0%       100.0%     100.0%
   Previously capitalized
     interest included in
     interest expense           $   11,715   $ 10,172   $   22,219   $ 19,348
   Percentage of housing
      revenues                         2.6%       2.8%         2.6%       2.8%

Revenues and Sales -

Revenues from sales of single-family homes for the three and six month periods ended June 30, 1999 increased 24% and 22% compared to the three and six month periods ended June 30, 1998. The increases resulted primarily from 15% and 13% increases in the number of housing units delivered and 9% increases in both periods in the average sales price. The average sales price is impacted by product mix, geographical mix and changing prices on units delivered.

New orders taken for the three month period ended June 30, 1999 increased 17% compared to the same period in 1998 while new orders taken for the six month period ended June 30, 1999 were approximately the same when compared to the same period in 1998. The increase in new orders taken for the three month period ended June 30, 1999, was primarily due to both an increased availability of finished lots in a number of communities in which development had been delayed in the last quarter of 1998 and the first quarter of 1999 as well as the commencement of sales in new communities opened in the second quarter of 1999. New orders taken in the six months ended June 30, 1999 were impacted by a decrease in new orders in the first quarter of 1999 which was primarily due to strong sales in 1998 in certain of the Company's markets which resulted in a number of communities selling out earlier than anticipated.

Gross Margins -

The single-family homes gross margin percentage for the three month period ended June 30, 1999 was approximately the same as the gross margin percentage for the same period in 1998 while the gross margin percentage for the six month period ended June 30, 1999 declined 50 basis points compared to the same period in 1998. The decrease was primarily due to increased costs resulting from construction and land development delays caused by a tight labor market.

Backlog -

The aggregate dollar amount of sales backlog at June 30, 1999 increased 23% compared to June 30, 1998. The increase in the value of the backlog reflects the increase in the number of units under contract and the increase in the average sales price. Substantially all of the Company's backlog units at June 30, 1999, net of cancellations, are expected to result in revenues prior to June 30, 2000.

Selling, General and Administrative Expenses -

Excluding $.9 million of non-recurring legal expenses relating to the settlement of litigation in the second quarter of 1999, selling, general and administrative expenses as a percentage of housing revenues for the three and six month periods ended June 30, 1999 were essentially unchanged at 9.7% for both periods, compared to 9.6% and 9.9% for the same periods in 1998. Excluding the non-recurring legal expenses, actual selling, general and administrative expenses for the three and six month periods ended June 30, 1999 increased $9.1 million and $14.0 million when compared to the same periods in 1998. These increases were primarily due to increases in volume-related expenses ($3.2 million and $5.0 million for the three and six month periods, respectively) resulting from increased deliveries in 1999 when compared to 1998 and increased payroll costs and marketing center expenses resulting from increased activities.

Interest -

Interest paid or accrued for the three and six month periods ended June 30, 1999 increased approximately 32% and 25% compared to the same periods in 1998. These increases in 1999 were primarily due to an increase in the average outstanding debt which was primarily incurred in connection with the increases in single-family housing inventories resulting from increased activities.

The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any period is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Previously capitalized interest amounts charged to interest expense in the three and six month periods ended June 30, 1999 increased 15% for both periods compared to the same periods in 1998. These increases were attributable primarily to increases in the number of housing units delivered.

                             Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                          Three Months          Six Months
                                              Ended               Ended
                                             June 30,            June 30,
                                        -----------------    ----------------
                                         1999      1998        1999    1998
                                        -------   -------    -------  -------
U.S. Home Mortgage Corporation and
  Subsidiary                            $ 8,514   $ 7,107    $15,611  $13,186
Other financial services operations       1,272     1,017      2,486    2,040
                                        -------   -------    -------  -------
                                        $ 9,786   $ 8,124    $18,097  $15,226
                                        =======   =======    =======  =======

The increase in U.S. Home Mortgage Corporation's ("Mortgage") revenues for the three and six month period ended June 30, 1999 when compared to the three and six month period ended June 30, 1998 was primarily due to the increase in mortgage loan originations and the increase in income from the sale of mortgage loans and servicing rights.

Mortgage's "capture rate" for providing financing to buyers of homes delivered by the Company remained substantially constant at 83% for the three and six month periods ended June 30, 1999 compared to 82% for the same periods in 1998. Since a certain percentage of buyers typically elect to use other sources of financing, the Company believes Mortgage's capture rate is near the maximum capture rate.

                                   Other

Corporate General and Administrative -

Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .8% for both the three and six month periods ended June 30, 1999 and .9% for both the three and six month periods ended June 30, 1998. Actual corporate general and administrative expenses for the three and six month periods ended June 30, 1999 were $3.6 million and $7.2 million, compared to $3.1 million and $6.5 million for the three and six month periods ended June 30, 1998.

Income Taxes -

In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit in the first quarter of 1998 totaling $7.5 million related to these deductions. The decrease in the deferred tax liability increased basic and diluted earnings per common share in 1998 by $.63 per share and $.56 per share, respectively.

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

Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead-time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. Primarily in its affordable and move-up home communities, the Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. However, with the increase in the number of retirement and active adult communities, the use of rolling lot options as a percentage of the Company's total finished lot needs has and is expected to continue to decrease since the majority of the finished lots for these communities are developed on land owned by the Company. The retirement and active adult communities are generally long-term projects and require greater investments by the Company than are required for its affordable and move-up home communities. These communities generally include more units than the affordable and move-up communities and generally have more extensive amenities, including golf courses and clubhouses, which require substantial capital investment. The increases in land inventories in 1999 from 1998 were primarily the result of increased activities, including an increase in the Company's retirement and active adult communities.

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

In February 1999, the Company sold $125 million principal amount of its 8.875% senior subordinated notes due 2009 ("the 2009 Senior Subordinated
Notes"). The net proceeds were used to repay part of the balance outstanding under the Credit Facility and for general corporate purposes. See Note 3 of Notes to Consolidated Condensed Financial Statements.

In April 1999, the Company acquired Lundgren Bros. Construction, Inc. ("Lundgren"), a privately held homebuilder in the Minneapolis/St. Paul area. This acquisition was consistent with the Company's strategic objective of enhancing its leadership position in each of its existing markets through geographic and price point diversification. The acquisition will significantly expand the Company's product offering in the Minneapolis/St. Paul area and Lundgren will continue to offer customers custom homes in neighborhoods developed for the more affluent homeowner.

The net cash provided or used by the operating, investing and financing activities of the housing operations for the six month periods ended June 30, 1999 and 1998 is summarized below (dollars in thousands):

                                              1999             1998
                                            ----------         ----------
          Net cash provided (used) by:
            Operating activities            $ (110,549)        $(118,911)
            Investing activities                (4,794)           (5,596)
            Financing activities               109,339           125,646
                                            ----------         ---------
          Net increase (decrease) in cash   $   (6,004)        $   1,139
                                            ==========         =========

Housing operations are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing operating activities for 1999 used less cash than 1998 primarily due to the timing of payments related to the operating activities.

Cash flow from housing financing activities for 1999 provided cash, reflecting the sale of the Company's 2009 Senior Subordinated Notes, and net borrowings under the Credit Facility, offset by the repayment of notes and mortgages. Cash flow from housing financing activities for 1998 provided cash reflecting the sale of the Company's 7.75% senior notes due 2005 offset by purchases of the Company's 9.75% senior notes due 2003 and the repayment of amounts outstanding under the Credit Facility.

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

Financial services operating activities are affected primarily by the volume of Mortgage's loan originations and the timing of the sale of mortgage loans and related servicing rights to third party investors. Loans and servicing rights are generally sold to investors within 30 days after homes are delivered. In this regard, cash flow from financial services operating activities for 1999 used more cash compared to 1998 primarily due to an increase in advances to a joint venture in which the Company is a joint venture partner (see Note 3) and the timing of payments related to Mortgage's origination activities.

The Company finances its financial services operations primarily from short-term debt which is repaid with internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of an $80 million secured revolving line of credit (the "Mortgage Credit Facility") that has been in place since 1992 and matures on August 31, 1999. The Company expects the Mortgage Credit Facility to be extended or replaced by a credit facility similar to its present terms and conditions. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

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

The Company could be impacted by computer system failures at government agencies on which the Company is dependent for utilities, zoning, building permits and related items. In addition, there could be isolated instances of subcontractors experiencing construction delays due to their inability to secure building materials on a timely basis. However, the most likely worst-case scenario would include isolated instances of construction delays caused by the Company's inability to secure building permits, zoning and utilities as well as closing delays caused by the inability of the Company to obtain certificates of occupancy or home buyers to obtain financing.

The Company believes that, based upon its assessment of the year 2000 issue, certain subcontractors, vendors and government agencies may encounter year 2000 issue problems that impact the Company and that may require it to take alternate or additional steps. As information is received and evaluated, the Company will determine whether contingency plans are necessary. Should one or more of the significant third parties fail to achieve year 2000 compliance, the Company's business and its results of operations could be adversely affected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The information included under "Item 7A. Quantitative and Qualitative Disclosures About Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is incorporated herein by reference.

Other than the use of proceeds from the sale in February 1999 of $125 million principal amount of its 2009 Senior Subordinated Notes to repay part of the balance outstanding under the Credit Facility, there have been no material changes in the Company's market risk during the six-months ended June 30, 1999.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company was held on April 21, 1999. The following persons were re-elected to the Company's Board of Directors to hold office until the annual meeting of stockholders in 2000 and until their respective successors are duly elected and qualified:

               Director                      In Favor              Withheld
         ---------------------             -----------------      ------------
         Glen Adams                           8,029,422              46,206
         Steven L. Gerard                     8,030,234              45,394
         Kenneth J. Hanau, Jr.                8,029,340              46,288
         Isaac Heimbinder                     8,029,276              46,352
         Malcolm T. Hopkins                   8,029,252              46,376
         Charles A. McKee                     8,029,186              46,442
         George A. Poole, Jr.                 8,029,688              45,940
         Herve Repault                        8,029,484              46,144
         James W. Sight                       8,030,099              45,529
         Robert J. Strudler                   8,029,441              46,187

         Additional items voted upon by the Company's stockholders at the meeting were as follows:

         (a)   the Company's 1998 Key Employees Restricted Stock Plan; and
         (b)   the  ratification  of the  appointment of Arthur Andersen
               LLP, independent public accountants, to examine the Company's financial statements for 1999.

         The votes of the Company's stockholders on these items were as follows:

                                                                    Broker
         Item       In Favor           Opposed        Abstained     Non-Vote
         ----      ---------          ---------       ---------     --------
         (a)       7,014,735          1,033,442          27,451         -
         (b)       8,047,464             17,668          10,496         -

Item 5.  Other Information

     Additional Operating Data -

        The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three and six month periods ended June 30, 1999 and 1998:

             States                New Orders      Deliveries
        ---------------------   ---------------  --------------
        Three Month Period -     1999      1998     1999   1998
                                ------    -----  ------  ------
        Arizona                    371     312      358     261
        California                 157     262      207     168
        Colorado                   369     286      285     346
        Florida                    715     574      656     661
        Maryland/Virginia          206     128      153      78
        Minnesota                  228     146      220     105
        Nevada                      93      69       73      80
        New Jersey                  80     122       45      81
        Ohio/Indiana (3)            26      41       16      29
        Texas                      343     371      323     244
                                 -----   -----    -----   -----
                                 2,588   2,311    2,336   2,053
        Joint venture
           activity (1)            122      -        31       -
                                ------   -----    -----    ----
                                 2,710   2,311    2,367   2,053
                                ======   =====    =====   =====

             States                New Orders      Deliveries       Backlog
        -----------------       --------------   --------------   ------------
        Six Month Period -        1999    1998     1999    1998    1999   1998
                                 -----   -----    -----   -----   -----  -----
        Arizona                    736     715      651     480     678    553
        California                 397     564      451     294     367    495
        Colorado                   938     870      552     692     985    764
        Florida                  1,502   1,651    1,180   1,267   1,654  1,710
        Maryland/Virginia          403     319      278     149     313    274
        Minnesota                  446     295      332     197     436    272
        Nevada                     157     196      142     152     122    152
        New Jersey                 183     289      161     193     160    256
        Ohio/Indiana (3)            50      93       39      52      60     73
        Texas                      738     815      642     476     774    741
                                ------   -----    -----   -----   -----  -----
                                 5,550   5,807    4,428   3,952   5,549  5,290
        Joint venture
           activity (2)            193      -        34      -      226     -
                                ------   -----    -----   -----   -----  -----
                                 5,743   5,807    4,462   3,952   5,775  5,290
                                ======   =====    =====   =====   =====  =====

       (1) Includes unit data for two 50% owned retirement joint ventures in Michigan and North Carolina of 25 new orders and 7 deliveries and a 50% owned affordable home joint venture in Texas of 97 new orders and 24 deliveries.

       (2) Includes unit data for two 50% owned retirement joint ventures in Michigan and North Carolina of 45 new orders, 7 deliveries and 73 backlog and a 50% owned affordable home joint venture in Texas of 148 new orders, 27 deliveries and 153 backlog.

       (3) In 1997, the Company made the decision to discontinue its Indiana operations.

     Cautionary Disclosure Regarding Forward-Looking Statements -

         Certain statements contained herein, in the Company's press releases, oral communications and other filings with the Securities and Exchange Commission that are not historical facts are, or may be considered to be, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such matters involve risks and uncertainties, including general economic conditions, fluctuations in interest rates, the impact of competitive products and prices, the supply of raw materials and prices, levels of consumer confidence and other risks referred to under the caption "Item 5. Other Information - Cautionary Disclosure Regarding Forward-Looking Statements" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and the disclosure set forth under such caption is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

         Exhibit  10.1 - Third Amended and Restated Credit Agreement, dated as of May 28, 1999, between U.S. Home Corporation and The First National Bank of Chicago, as Agent

         Exhibit  27   - Financial Data Schedule

  (b)    Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Company during April, May or June 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 U.S. HOME CORPORATION



Date:   August 13, 1999              /s/ Isaac Heimbinder
                                     ------------------------------------
                                     Isaac Heimbinder
                                     President, Co-Chief Executive Officer
                                     and Chief Operating Officer



Date:   August 13, 1999              /s/Chester P. Sadowski
                                     -------------------------------------
                                     Chester P. Sadowski
                                     Senior Vice President, Controller
                                     and Chief Accounting Officer

                             INDEX OF EXHIBITS


                                                                   Sequential
Exhibit                                                             Numbered
Number                                                                 Page
----------                                                        ------------
10.1       Third Amended and Restated Credit Agreement, dated
           as of May 28, 1999, between U.S. Home Corporation
           and The First National Bank of Chicago, as Agent           30

27         Financial Data Schedule                                   178