Form 10-Q
period 1999-09-30
U S HOME CORP /DE/
filed 1999-11-12
CIK 101640

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

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

                      10707 Clay Road, Houston, Tx 77041
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 877-2311

                                 Not Applicable

              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such REPORTS), and (2) has been subject to
such filing requirements for the past 90 days.               YES   X  NO
                                                                -----   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at October 31, 1999
Common stock, $.01 par value                        13,676,630 shares

                              U.S. HOME CORPORATION
                              ---------------------

                                      INDEX
                                      -----

                                                                         Page
                                                                        Number
                                                                        ------

Part I.     Financial Information


            Item 1.     Financial Statements

                        Consolidated Condensed Balance
                        Sheets -- September 30, 1999
                        and December 31, 1998                             3

                        Consolidated Condensed Statements
                        of Operations --  Three and Nine
                        Months Ended September 30, 1999
                        and 1998                                          5

                        Consolidated Condensed Statements
                        of Cash Flows -- Nine Months
                        Ended September 30, 1999 and 1998                 6

                        Notes to Consolidated Condensed
                        Financial Statements                              7

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                        15

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk                    21


Part II.    Other Information


            Item 5.     Other Information                                23

            Item 6.     Exhibits and Reports on Form 8-K                 24

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                               September 30,     December 31,
                                                    1999             1998
                                               -------------     ------------
                                               (Unaudited)

HOUSING:
  Cash (including restricted funds) ..........    $    8,145       $    8,172
  Receivables, net ...........................        56,655           60,510
  Single-Family Housing Inventories ..........     1,219,442          986,878
  Option Deposits on Real Estate .............       104,112          103,451
  Other Assets ...............................        79,547           59,636
                                                  ----------       ----------
                                                   1,467,901        1,218,647
                                                  ----------       ----------
FINANCIAL SERVICES:
  Cash (including restricted funds) ..........         5,665            5,660
  Residential Mortgage Loans .................        73,758           82,479
  Other Assets ...............................        20,868            8,987
                                                  ----------       ----------
                                                     100,291           97,126
                                                  ----------       ----------

CORPORATE:
  Cash and Other Assets ......................        44,441           37,203
                                                  ----------       ----------
                                                  $1,612,633       $1,352,976
                                                  ==========       ==========

  The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30,   December 31,
                                                     1999            1998
                                                 -------------   ------------
                                                 (Unaudited)

CORPORATE AND HOUSING:
  Accounts Payable ............................   $   133,877    $   129,200
  Accrued Expenses and Other Current
   Liabilities ................................       105,130         89,156
  Revolving Credit Facility ...................       170,000        130,000
  Long-Term Debt ..............................       553,333        424,980
                                                  -----------    -----------
                                                      962,340        773,336
                                                  -----------    -----------
FINANCIAL SERVICES:
  Accrued Expenses and Other Current
    Liabilities ...............................        12,464         32,287
  Revolving Credit Facilities .................        78,046         33,112
                                                  -----------    -----------
                                                       90,510         65,399
                                                  -----------    -----------

    Total Liabilities .........................     1,052,850        838,735
                                                  -----------    -----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized
    50,000,000 shares, outstanding
    13,410,288 shares at September 30, 1999
    and 13,501,630 shares at December 31, 1998.           137            137
  Capital In Excess of Par Value ..............       403,467        402,754
  Retained Earnings ...........................       169,653        118,061
  Unearned Compensation on Restricted
    Stock .....................................        (4,798)        (1,475)
                                                  -----------    -----------
                                                      568,459        519,477
  Less Treasury Stock, at cost, 266,342 shares
    at September 30, 1999 and 175,000 shares
    at December 31, 1998 ......................        (8,676)        (5,236)
                                                  -----------    -----------
    Total Stockholders' Equity ................       559,783        514,241
                                                  -----------    -----------
                                                  $ 1,612,633    $ 1,352,976
                                                  ===========    ===========

   The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                  September 30,                   September 30,
                                              -------------------------    -------------------------
                                                   1999          1998           1999         1998
                                              ------------   -----------   -----------   -----------
HOUSING:
  Operating Revenues ........................  $   462,676   $   373,158   $ 1,305,126   $ 1,059,984
                                               -----------   -----------   -----------   -----------
  Operating Costs and Expenses -
    Cost of products sold ...................      376,549       304,344     1,063,316       862,468
    Selling, general and administrative .....       45,036        36,160       127,792       104,005
    Interest ................................       11,755        10,474        33,974        29,822
                                               -----------   -----------   -----------   -----------
                                                   433,340       350,978     1,225,082       996,295
                                               -----------   -----------   -----------   -----------
  Housing Operating Income ..................       29,336        22,180        80,044        63,689
                                               -----------   -----------   -----------   -----------

FINANCIAL SERVICES:
  Operating Revenues ........................       10,790         8,818        28,887        24,044
  General, Administrative and Other Expenses.        5,993         5,247        16,355        14,997
                                               -----------   -----------   -----------   -----------
  Financial Services Operating Income .......        4,797         3,571        12,532         9,047
                                               -----------   -----------   -----------   -----------

CORPORATE GENERAL AND ADMINISTRATIVE ........        2,864         3,390        10,030         9,865
                                               -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS                                              31,269        22,361        82,546        62,871
                                               -----------   -----------   -----------   -----------
PROVISION FOR INCOME TAXES:
  Federal and State Income Taxes ............       11,725         8,273        30,954        23,262
  Tax Benefit ...............................          -             -             -          (7,474)
                                               -----------   -----------   -----------   -----------
                                                    11,725         8,273        30,954        15,788
                                               -----------   -----------   -----------   -----------
INCOME BEFORE EXTRAORDINARY LOSS ............       19,544        14,088        51,592        47,083

EXTRAORDINARY LOSS FROM EARLY RETIREMENT OF
  DEBT, NET OF INCOME TAX BENEFIT ...........          -             -             -          (3,026)
                                               -----------   -----------   -----------   -----------
NET INCOME ..................................  $    19,544   $    14,088   $    51,592   $    44,057
                                               ===========   ===========   ===========   ===========

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                              -------------------------    -------------------------
                                                1999            1998           1999         1998
                                              ------------   -----------   -----------   -----------

BASIC EARNINGS PER SHARE:
  Income Before Extraordinary Loss ..........  $      1.46   $      1.03   $      3.86   $      3.76
  Extraordinary Loss ........................  $       -     $       -     $       -     $      (.24)
  Net Income ................................  $      1.46   $      1.03   $      3.86   $      3.52
DILUTED EARNINGS PER SHARE:
  Income Before Extraordinary Loss ..........  $      1.43   $      1.00   $      3.76   $      3.48
  Extraordinary Loss ........................  $       -     $       -     $       -     $      (.22)
  Net Income ................................  $      1.43   $      1.00   $      3.76   $      3.26

   The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                   ----------------------
                                                     1999          1998
                                                   ---------    ---------
Net Cash Flows From Operating Activities .......   $(146,847)   $(151,203)
                                                   ---------    ---------
Net Cash Flows From Investing Activities
  Increase in restricted cash ..................        (908)      (2,131)
  Principal collections on investments in
    mortgage Loans .............................       1,798        2,732
  Purchase of property, plant and equipment,
    net of Disposals ...........................      (7,393)      (6,836)
  Other ........................................        (557)        (739)
                                                   ---------    ---------
  Net cash used by investing activities ........      (7,060)      (6,974)
                                                   ---------    ---------

Net Cash Flows From Financing Activities
  Proceeds from revolving credit facilities,
    net of repayments ..........................      84,934      110,401
  Net proceeds from sale of senior notes and
    senior subordinated notes ..................     122,113       98,237
  Repayment of notes and mortgage notes payable      (44,916)      (3,731)
  Repurchase of common stock ...................      (7,420)         -
  Purchase of senior notes .....................         -        (82,980)
  Net proceeds from exercise of Class B warrants         -         36,431
  Other ........................................          22          538
                                                   ---------    ---------
  Net cash provided by financing activites .....     154,733      158,896
                                                   ---------    ---------
Net Increase in Cash ...........................         826          719
Cash At Beginning Of Period ....................       7,285        6,466
                                                   ---------    ---------
Cash At End of Period ..........................   $   8,111    $   7,185
                                                   =========    =========
Supplemental Disclosure
  Interest paid, before amount capitalized -
    Housing ....................................   $  50,846    $  38,517
    Financial Services .........................       1,006        1,266
                                                   ---------    ---------
                                                   $  51,852    $  39,783
                                                   =========    =========

  Income Taxes Paid ............................   $  25,823    $  20,486
                                                   =========    =========

      The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

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

       In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998 and its results of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998.

       Because of the seasonal nature of the Company's business, the results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results for the full year.

       Segment Information -
       The Company's financial reporting segments consist of home building, financial services and corporate. The Company's home building operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues in the three and nine month periods ended September 30, 1999 and 1998 contributed by the home building operations. The Company is one of the largest single-family homebuilders in the United States based on homes delivered. Including joint venture communities, the Company currently builds and sells homes in more than 240 new home communities in 33 metropolitan areas in 13 states. The Company offers a wide variety of moderately priced homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. The Company's financial services operations provide mortgage-banking services to the home building operations' customers. The Company originates, processes and sells mortgages to third party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors. Corporate primarily includes the operations of the Company's corporate office whose primary purpose is to provide financing, cash management, risk management, capital allocations, management reporting and general administration for the home building and financial services segments.

       Assets, operating revenues and operating income of the Company's reportable segments are included in the consolidated condensed balance sheets and consolidated condensed statements of operations.
       Expenditures for long-lived assets and depreciation and amortization expenses were insignificant for the three and nine month periods ended September 30, 1999 and 1998.

(2)    INVENTORIES

       The components of single-family housing inventories are as follows:

                                                   September 30,  December 31,
                                                        1999           1998
                                                   ------------   ------------
         Housing completed and under construction   $   445,215    $   382,080
         Models                                          96,298         90,676
         Finished lots                                  184,702        132,567
         Land under development                         178,429        133,791
         Land held for development or sale              314,798        247,764
                                                    -----------    -----------
                                                    $ 1,219,442    $   986,878
                                                    ===========    ===========

(3)   REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

      Housing -

      The housing revolving credit facility and long-term debt consist of the following:

                                                   September 30,  December 31,
                                                        1999           1998
                                                   ------------   ------------
         Revolving credit facility                 $    170,000    $   130,000
                                                   ------------    -----------
         7.95% Senior notes due 2001                     75,000         75,000
         8.25% Senior notes due 2004                    100,000        100,000
         7.75% Senior notes due 2005                     99,801         99,773
         8.88% Senior subordinated notes due 2007       125,000        125,000
         8.875% Senior subordinated notes due 2009      124,051             -
         Notes and mortgage notes payable                29,481         25,207
                                                   ------------    -----------
                                                        553,333        424,980
                                                   ------------    -----------
                                                   $    723,333    $   554,980
                                                   ============    ===========

       The Company has an unsecured revolving credit agreement (the "Credit Facility") with a group of banks. The Credit Facility provides for borrowings of up to $300,000, of which up to $35,000 may be used for letter of credit obligations, subject to a borrowing base limitation. Upon approval of the agent bank, the borrowings under the Credit Facility may be increased, in multiples of $10,000, to a maximum of $350,000, either by having additional banks (which have been approved by the Company) become lenders or by having one or more of the existing banks, with the approval of the Company, increase the amount of their commitment. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivable less outstanding senior debt borrowings (as defined in the Credit Facility), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At September 30, 1999, $114,480 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the base rate announced by the agent bank. The Credit Facility, as amended, expires on May 31, 2002, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on the incurrence of additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and limits the payment of cash dividends in any fiscal quarter to fifty percent of the Company's consolidated net income (as defined in the Credit Facility) for the preceding fiscal quarter.

       From time to time, the Company may utilize interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. Counterparties to these agreements are major financial institutions. The Company believes that the likelihood of credit loss from counterparty non-performance is remote. At September 30, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $50,000 which will mature in 2000 and effectively fixed the interest rate on a portion of its Credit Facility borrowings.

       In February 1999, the Company completed the sale of $125,000 principal amount of its 8.875% senior subordinated notes due 2009 (the "2009 Senior Subordinated Notes"). The net proceeds were used to repay part of the balance outstanding under the Credit Facility and for general corporate purposes. The 2009 Senior Subordinated Notes were issued at original issue discount of $1,012, which is being amortized over the term of such Notes. Interest is payable semi-annually on February 15 and August 15. On or after February 15, 2004, the 2009 Senior Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 104.438% during the 12 month period beginning February 15, 2004 to 100% (on or after February 15,
       2007) of the principal amount thereof, together with accrued and unpaid interest.

       In June 1998, the Company redeemed $43,109 principal amount of its 9.75% senior notes due 2003 (the "2003 Senior Notes") and in the first quarter of 1998, the Company purchased in open market transactions $36,594 principal amount of the 2003 Senior Notes. The early retirement of the 2003 Senior Notes resulted in an extraordinary loss of $3,026, net of income tax benefit of $1,777 in the nine month period ended September 30, 1998.

       Financial Services -

       The financial services credit facilities consist of the following:

                                                   September 30,  December 31,
                                                        1999          1998
                                                  -------------   ------------
          Mortgage Credit Facility                $      73,346   $     33,112
          Subsidiary Credit Agreement                     4,700             -
                                                  -------------   ------------
                                                  $      78,046   $     33,112
                                                  =============   ============

       The Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage"), may borrow up to $80,000 under a revolving line of credit (the "Mortgage Credit Facility"). The Mortgage Credit Facility is secured by residential mortgage loans, is not guaranteed by the Company, matures on September 30, 2001 and bears interest at a premium over the LIBOR rate. The Mortgage Credit Facility has been in place since 1992 and has been renewed on various terms and conditions on an annual basis.

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

(4)    INCOME TAXES

       In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit in the first quarter of 1998 totaling $7,474 related to these deductions. The decrease in the deferred tax liability increased basic and diluted earnings per common share in the nine-month period ended September 30, 1998 by $.60 per share and $.55 per share, respectively.

(5)    INTEREST

       A summary of housing interest for the three and nine month periods ended September 30, 1999 and 1998 follows:

                                                    Three Month Period
                                                  -----------------------
                                                     1999          1998
                                                  ---------     ---------
       Capitalized at beginning of period         $  76,216     $  66,155
       Capitalized                                   16,068        11,874
       Previously capitalized interest
         included in interest expense               (11,755)      (10,474)
       Other                                            (42)          (74)
                                                  ---------     ---------
       Capitalized at end of period               $  80,487     $  67,481
                                                  =========     =========


                                                    Nine Month Period
                                                 -----------------------
                                                    1999          1998
                                                 ---------     ---------

       Capitalized at beginning of period         $  68,750     $  62,950
       Capitalized                                   44,360        34,454
       Previously capitalized interest
         included in interest expense               (33,974)      (29,822)
       Other                                          1,351          (101)
                                                  ---------     ---------
       Capitalized at end of period               $  80,487     $  67,481
                                                  =========     =========

       Financial services interest expense for the three and nine month periods ended September 30, 1999 and 1998, which is included in "General, Administrative and Other Expenses" in the accompanying consolidated condensed statements of operations follows:

                                                    1999          1998
                                                 ---------     ---------
       Three month period                        $     459     $     453
       Nine month period                         $   1,018     $   1,290

(6)    EARNINGS PER SHARE

       Basic earnings per share includes the weighted average number of common shares outstanding for the periods. Diluted earnings per share includes
       (i) the assumed exercise of stock options and (ii) the dilutive effect of the Class B warrants through their exercise and expiration in June 1998. The following table summarizes the basic earnings and diluted earnings per share computations for the three and nine month periods ended September 30, 1999 and 1998:

                                                         1999         1998
                                                    ------------   -----------
        Three Month Period
        Basic earnings per share:
          Income before extraordinary loss ....      $    19,544   $    14,088
          Extraordinary loss ..................              -             -
                                                     -----------   -----------
          Net income ..........................      $    19,544   $    14,088
                                                     ===========   ===========

          Weighted average number of common shares    13,410,288    13,672,997
                                                     ===========   ===========

          Earnings per share -
            Income before extraordinary loss ...     $      1.46   $      1.03
            Extraordinary loss .................     $       -     $       -
            Net income .........................     $      1.46   $      1.03

          Diluted earnings per share:
            Income before extraordinary loss ...     $    19,544   $    14,088
            Extraordinary loss .................             -             -
                                                     -----------   -----------
            Net income, assuming dilution ......     $    19,544   $    14,088
                                                     ===========   ===========

            Weighted average number of common shares  13,410,288    13,672,997
            Incremental shares from assumed
              conversions -
            Contingent common shares .............         3,505       111,999
            Stock options ........................       262,553       308,650

          Adjusted weighted average number of
            common shares ........................    13,676,346    14,093,646
                                                     ===========   ===========
          Earnings per share -
            Income before extraordinary loss .....   $      1.43   $      1.00
            Extraordinary loss ...................   $       -     $       -
            Net income ...........................   $      1.43   $      1.00

                                                         1999          1998
                                                     ------------  -----------
          Nine Month Period
          Basic earnings per share:
          Income before extraordinary loss .......   $    51,592   $    47,083
          Extraordinary loss .....................            -         (3,026)
                                                     -----------   -----------
          Net income .............................   $    51,592   $    44,057
                                                     ===========   ===========

          Weighted average number of common shares    13,381,177    12,517,187
                                                     ===========   ===========

         Earnings per share -
            Income before extraordinary loss .....   $      3.86   $      3.76
            Extraordinary loss ...................   $        -    $      (.24)
            Net income ...........................   $      3.86   $      3.52

          Diluted earnings per share:
            Income before extraordinary loss .....   $    51,592   $    47,083
            Extraordinary loss ...................            -         (3,026)
                                                     -----------   -----------
            Net income, assuming dilution ........   $    51,592   $    44,057
                                                     ===========   ===========

            Weighted average number of common shares  13,381,177    12,517,187
            Incremental shares from assumed
              conversions-
              Contingent common shares .............      46,217        44,493
              Stock options ........................     293,539       385,671
              Class B warrants .....................         -         572,783
                                                     -----------   -----------
            Adjusted weighted average number of
              common shares ........................  13,720,933    13,520,134
                                                     ===========   ===========

            Earnings per share -
              Income before extraordinary loss ..... $      3.76   $      3.48
              Extraordinary loss ................... $        -    $      (.22)
              Net income ........................... $      3.76   $      3.26

(7)    TREASURY STOCK

       As of December 31, 1998, the Company had remaining Board of Directors authorization to repurchase up to 409,157 shares of outstanding common stock, in the aggregate, from time to time in the open market and/or in private transactions. During the nine month period ending September 30, 1999, the Company repurchased 213,400 shares of common stock for an aggregate purchase price of $7,420. The cost of the repurchased shares has been included in "Treasury Stock" in the accompanying consolidated condensed balance sheets.

       Also during the nine month period ended September 30, 1999, 122,058 shares of treasury stock were reissued under several of the Company's stock plans. When the treasury shares were reissued, any differences between the repurchase and reissuance prices were either charged or credited to "Capital in Excess of Par Value" in the accompanying consolidated condensed balance sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

U.S. Home had record performance for the three and nine month periods ended September 30, 1999. For the three month period, total revenues increased 24% to $473.5 million from $382.0 million last year, net income increased 39% to $19.5 million compared to $14.1 million last year and diluted earnings per share increased 43% to $1.43 per share from $1.00 per share last year. For the nine month period, total revenues increased 23% to $1.33 billion from $1.08 billion last year, net income increased 30% to $51.6 million from $39.6 million last year and diluted earnings per share increased 15% to $3.76 per share compared to $3.26 per share last year (the 1998 nine month net income and earnings per share exclude a tax benefit and an extraordinary loss).

                                     Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                               Three Months Ended        Nine Months Ended
                                 September 30,             September 30,
                            -----------------------   -----------------------
                                1999        1998         1999         1998
                            ----------   ----------   ----------   ----------
Revenues -
   Single-family homes ...  $  458,807   $  370,479   $1,286,814   $1,049,710
   Land and other ........       3,869        2,679       18,312       10,274
                            ----------   ----------   ----------   ----------
     Total ...............  $  462,676   $  373,158   $1,305,126   $1,059,984
                            ==========   ==========   ==========   ==========
Single-family homes -
   Gross margin amount ...  $   85,156   $   68,514   $  235,336   $  194,620
   Gross margin percentage        18.6%        18.5%        18.3%        18.5%
   Units delivered
     U.S. Home ...........       2,365        2,078        6,793        6,030
     Joint ventures ......          60          -             94          -
                            ----------   ----------   ----------   ----------
       Total .............       2,425        2,078        6,887        6,030
                            ==========   ==========   ==========   ==========
   Average sales price
     U.S. Home ...........     194,000      178,300      189,400      174,100
     Joint ventures ......     119,100          -        101,600          -
     Total U.S. Home and
       joint ventures.....     192,100      178,300      188,200      174,100

   New orders taken
     U.S. Home ...........       1,995        1,930        7,545        7,737
     Joint ventures ......         106           25          299           25
                            ----------   ----------   ----------   ----------
       Total .............       2,101        1,955        7,844        7,762
                            ==========   ==========   ==========   ==========

Backlog at end of period:
  Aggregate sales value
    U.S. Home ............                             1,097,142      962,939
    Joint ventures .......                                32,711        5,940
                                                      ----------   ----------
      Total ..............                            $1,129,853   $  968,879
                                                      ==========   ==========
       Units
       U.S. Home ..........                                5,179        5,142
       Joint ventures .....                                  272           25
                                                      ----------   ----------
        Total .............                                5,451        5,167
                                                      ==========   ==========
Selling, general and
  administrative expenses
  as a percentage of
  housing revenues                 9.7%         9.7%         9.8%         9.8%

Interest -
  Paid or accrued ........  $   16,068   $   11,874   $   44,360   $   34,454
  Percentage capitalized .       100.0%       100.0%       100.0%       100.0%
  Previously capitalized
    interest included in
    interest expense .....  $   11,755   $   10,474   $   33,974   $   29,822
  Percentage of housing
    revenues                       2.5%         2.8%         2.6%         2.8%


Revenues and Sales -

Revenues from sales of single-family homes for the three and nine month periods ended September 30, 1999 increased 24% and 23% compared to the three and nine month periods ended September 30, 1998. The increases resulted primarily from 14% and 13% increases in the number of housing units delivered by the Company and 9% increases in both periods in the average sales price. The average sales price is impacted by product mix, geographical mix and changing prices on units delivered.

Including joint venture communities, new orders taken for the three and nine month periods ended September 30, 1999 increased 7.5% and 1.1%, respectively compared to the same periods in 1998. As of September 30, 1999, the Company was selling in more than 240 communities, compared to 230 communities as of June 30, 1999. Until the third quarter, the community count had been flat this year as the number of communities selling out ahead of schedule outpaced efforts to open new communities.

Gross Margins -

The single-family homes gross margin percentage for the three month period ended September 30, 1999 improved 10 basis points from the same period in 1998 and 40 basis points from the three month period ended June 30, 1999.

The gross margin percentage for the nine month period ended September 30, 1999 reflects a 20 basis point decline compared to the same period in 1998. The Company's margins in the first quarter of 1999 were negatively affected by increased costs caused by construction and land development delays and a tight labor market. The Company's margins have improved during the year due to product mix and price increases.

Backlog -

The aggregate dollar amount of sales backlog at September 30, 1999 increased 17% compared to September 30, 1998. The increase in the value of the backlog reflects the increase in the number of units under contract and the increase in the average sales price to $207,300 from $187,500 last year. Substantially all of the Company's backlog units at September 30, 1999, net of cancellations, are expected to result in revenues prior to September 30, 2000.

Selling, General and Administrative Expenses -

Selling, general and administrative expenses as a percentage of housing revenues for the three and nine month periods ended September 30, 1999 were unchanged at 9.7% and 9.8%, respectively, as compared to the same periods in 1998. Actual selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 increased $8.9 million and $23.8 million when compared to the same periods in 1998. These increases were primarily due to increases in volume-related expenses ($3.0 million and $8.2 million for the three and nine month periods, respectively) resulting from increased deliveries in 1999 when compared to 1998 and increased payroll costs and marketing center expenses resulting from increased activities.

Interest -

Interest paid or accrued for the three and nine month periods ended September 30, 1999 increased approximately 35% and 29% compared to the same periods in 1998. These increases in 1999 were primarily due to an increase in the average outstanding debt which was primarily incurred in connection with the increases in single-family housing inventories resulting from increased activities.

The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any period is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Previously capitalized interest amounts charged to interest expense in the three and nine month periods ended September 30, 1999 increased 12% and 14%, respectively, as compared to the same periods in 1998. These increases were attributable primarily to increases in the number of housing units delivered.

                               Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                         Three Months         Nine Months
                                            Ended                Ended
                                         September 30,       September 30,
                                       -----------------   -----------------
                                          1999    1998      1999      1998
                                        -------  -------   -------   -------
U.S. Home Mortgage Corporation and
  Subsidiary ("Mortgage")               $ 9,375  $ 7,644   $24,986   $20,830
Other financial services operations       1,415    1,174     3,901     3,214
                                        -------  -------   -------   -------
                                        $10,790  $ 8,818   $28,887   $24,044
                                        =======  =======   =======   =======

The increase in Mortgage's revenues for the three and nine month periods ended September 30, 1999 when compared to the three and nine month periods ended
September 30, 1998 was primarily due to the increase in mortgage loan originations and the increase in income from the sale of mortgage loans and servicing rights.

Mortgage's "capture rate" for providing financing to buyers of homes delivered by the Company was 81% and 83% for the three and nine month periods ended September 30, 1999 compared to 85% and 83% for the same periods in 1998. Since a certain percentage of buyers typically elect to use other sources of financing, the Company believes Mortgage's capture rate is near the maximum capture rate.

                                      Other

Corporate General and Administrative-

Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .6% and .8% for the three and nine month periods ended September 30, 1999 and .9% for both the three and nine month periods ended September 30, 1998. Actual corporate general and administrative expenses for the three and nine month periods ended September 30, 1999 were $2.9 million and $10.0 million, compared to $3.4 million and $9.9 million for the three and nine month periods ended September 30, 1998.

Income Taxes -

In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In March 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of the favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit in the first quarter of 1998 totaling $7.5 million related to these deductions. The decrease in the deferred tax liability increased basic and diluted earnings per common share in the nine month period ended September 30, 1998 by $.60 per share and $.55 per share, respectively.

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

In  April  1999,  the  Company  acquired  Lundgren  Bros.  Construction,  Inc.
("Lundgren"), a privately held homebuilder in the Minneapolis/St. Paul area. This acquisition was consistent with the Company's strategic objective of enhancing its leadership position in each of its existing markets through geographic and price point diversification. The acquisition significantly expanded the Company's product offering in the Minneapolis/St. Paul area. Lundgren offers customers upscale homes in neighborhoods developed for the more affluent homeowner.

The net cash provided  or  used  by the  operating,  investing  and  financing
activities   of   the   housing  operations  for the  nine month periods ended
September 30, 1999 and 1998 is summarized below (dollars in thousands):

                                              1999               1998
                                           ----------         ----------
   Net cash provided (used) by:
     Operating activities                   $(131,512)        $(170,553)
     Investing activities                      (8,159)           (7,900)
     Financing activities                     109,799           175,495
                                            ---------         ---------
   Net decrease in cash                     $ (29,872)        $  (2,958)
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

The Company finances its financial services operations primarily from short-term debt which is repaid with internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights. As more fully discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of an $80 million secured revolving line of credit (the "Mortgage Credit Facility") that has been in place since 1992 and matures on September 30, 2001. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

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

The Company believes that, based upon its assessment of the year 2000 issue, certain subcontractors, vendors and government agencies may encounter year 2000 problems that impact the Company and that may require it to take alternate or additional steps. As information is received and evaluated, the Company will determine whether contingency plans are necessary. Should one or more of the significant third parties fail to achieve year 2000 compliance, the Company's business and its results of operations could be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under "Item 7A. Quantitative and Qualitative Disclosures About Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is incorporated herein by reference.

Other than the use of proceeds from the sale in February 1999 of $125 million principal amount of its 2009 Senior Subordinated Notes to repay part of the balance outstanding under the Credit Facility, there have been no material changes in the Company's market risk during the nine months ended September 30, 1999.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     Additional Operating Data -

     The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three and nine month periods ended September 30, 1999 and 1998:

            States                 New Orders     Deliveries
            ------                -----------   -------------
     Three Month Period -          1999  1998    1999    1998
                                  ----- -----   -----   -----
     Arizona                        243   303     369     260
     California                     125   196     157     190
     Colorado                       282   341     316     349
     Florida                        512   472     682     572
     Maryland/Virginia              136    82     147     110
     Minnesota                      159   104     210     128
     Nevada                          56    55      62      93
     New Jersey                     187    94      78     103
     Ohio/Indiana (3)                 4    27      22      33
     Texas                          291   256     322     240
                                  ----- -----   -----   -----
                                  1,995 1,930   2,365   2,078
     Joint Venture Activity (1)     106    25      60      -
                                  ----- -----   -----   -----
                                  2,101 1,955   2,425   2,078
                                  ===== =====   =====   =====


        States                    New Orders      Deliveries      Backlog
        ------                   ------------   --------------  ------------
     Nine Month Period -          1999   1998    1999    1998   1999   1998
                                 -----  -----   -----   -----  -----  -----
     Arizona                       979  1,018   1,020     740    552    596
     California                    522    760     608     484    335    501
     Colorado                    1,220  1,211     868   1,041    951    756
     Florida                     2,014  2,123   1,862   1,839  1,484  1,610
     Maryland/Virginia             539    401     425     259    302    246
     Minnesota                     605    399     542     325    385    248
     Nevada                        213    251     204     245    116    114
     New Jersey                    370    383     239     296    269    247
     Ohio/Indiana (3)               54    120      61      85     42     67
     Texas                       1,029  1,071     964     716    743    757
                                 -----  -----   -----   -----  -----  -----
                                 7,545  7,737   6,793   6,030  5,179  5,142
     Joint Venture Activity (2)    299     25      94      -     272     25
                                 -----  -----   -----   -----  -----  -----
                                 7,844  7,762   6,887   6,030  5,451  5,167
                                 =====  =====   =====   =====  =====  =====

(1) Includes 1999 unit data for two 50% owned retirement joint ventures in Michigan and North Carolina of 24 new orders and 21 deliveries and a 50% owned affordable home joint venture in Texas of 82 new orders and 39 deliveries. 1998 unit data consists of 25 new orders for the 50% owned retirement joint venture in Michigan.

(2) Includes 1999 unit data for two 50% owned retirement joint ventures in Michigan and North Carolina of 69 new orders, 28 deliveries and 76 backlog and a 50% owned affordable home joint venture in Texas of 230 new orders, 66 deliveries and 196 backlog. 1998 unit data consists of 25 new orders and 25 backlog for the 50% owned retirement joint venture in Michigan.

(3) In 1997, theCompany made the decision to discontinue its Indiana operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

         Exhibit  10.1 -     Warehousing Credit and Security Agreement
                             (single  family  mortgage loans),   dated
                             as of October 1, 1999 between  U.S.  Home
                             Mortgage   Corporation   and  Residential
                             Funding Corporation.

         Exhibit    27 -     Financial Data Schedule

  (b)   Reports on Form 8-K

        No Current Reports on Form 8-K were filed by the Company during July, August or September 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              U.S. HOME CORPORATION

Date:   November 10, 1999     /s/  Isaac Heimbinder
                                   _____________________________________
                                   Isaac Heimbinder
                                   President, Co-Chief Executive Officer
                                   and Chief Operating Officer



Date:   November 10, 1999      /s/  Chester P. Sadowski
                                    _____________________________________
                                    Chester P. Sadowski
                                    Senior Vice President - Controller
                                    and Chief Accounting Officer

                                INDEX OF EXHIBITS

                                                                   Sequential
Exhibit                                                             Numbered
Number                                                                Page
------                                                            -----------

10.1            Warehousing Credit and Security Agreement
                (single  family  mortgage loans),   dated
                as of October 1, 1999  between  U.S. Home
                Mortgage   Corporation   and  Residential
                Funding Corporation.                                    31

27              Financial Data Schedule                                103