Form 10-K405
period 1999-12-31
U S HOME CORP /DE/
filed 2000-03-15
CIK 101640

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 2000, the number of shares outstanding of registrant's voting stock was 13,232,188 and the aggregate market value of the registrant's voting stock held by nonaffiliates was $316,745,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

CURRENT EVENT

     In February 2000, Lennar Corporation ("Lennar") entered into a definitive agreement to acquire U.S. Home Corporation ("U.S. Home" or the "Company") through a merger in which U.S. Home stockholders will receive a total of approximately $476 million, of which approximately one-half will be in cash and the remainder will be in common stock of Lennar (with the common stock portion, and therefore the total purchase price, subject to adjustment if the price of Lennar's stock is greater or lower than specified levels) in exchange for their stock. U.S. Home will become a wholly-owned subsidiary of Lennar. At the time the acquisition takes place, the Company's debt is expected to include bank debt and approximately $525 million of publicly-held debt. The holders of the publicly-held debt have the right to require U.S. Home to redeem such debt within 90 days of the completion of the transaction, and the lenders under the Company's Credit Facility can accelerate the debt outstanding thereunder. In addition, the bank debt of certain of the Company's subsidiaries may become due upon consummation of the merger. Lennar has informed the Company that it has access to the resources required to close the transaction and, if necessary, refinance U.S. Home's debt. The transaction is subject to approval by the stockholders of both companies, as well as expiration or termination of any applicable waiting periods under antitrust laws and other regulatory matters and other customary closing conditions. If the necessary stockholder and regulatory approvals are obtained and the other closing conditions are satisfied, the Company expects the transaction to close by the end of May 2000. The definitive merger agreement has been filed as an exhibit U.S. Home's current report on Form 8-K, which the Company filed with the Securities and Exchange Commission on February 28, 2000.

     Lennar has informed the Company that Lennar will account for the proposed acquisition using the purchase method of accounting, which requires an allocation of the purchase price to the assets acquired and liabilities assumed. The Company's consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles. The Company's historical cost basis of its net assets (total shareholders' equity) is greater that the current estimated purchase price.

GENERAL

     U.S. Home, organized in 1954 and incorporated in the State of Delaware in 1959, is one of the largest single-family home builders in the United States based on homes delivered. The Company currently builds and sells homes in more than 240 new home communities in 33 market areas in 13 states. Since its formation, the Company has delivered over 292,000 homes. In 1998, the Company was the seventh largest single-family on-site home builder in the United States based on homes completed and delivered and has been among the ten largest single-family on-site home builders in the United States for more than 20 years. The Company conducts substantially all of its home building business through U.S. Home, the parent company.

     The Company offers a wide variety of homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. In each of its markets, the Company's strategy is to build quality homes offering prospective homebuyers a high level of new home value. The Company believes that many home purchasers compare homes on the basis of location, perceived quality and dollars of purchase price per square foot of living area. As a result, the Company attempts to purchase land and lots in popular growth corridors, maintain high quality standards, design homes to maximize living space and provide customers with opportunities to choose interior and exterior features to enhance their homes.

     In addition to building and selling single-family homes, the Company provides mortgage-banking services to its customers. The Company originates, processes and sells mortgages to third party investors. The Company does not retain or service the mortgages that it originates but rather, sells the mortgages and related servicing rights to investors.

OPERATIONS

     The Company is engaged in two related industries: home building and financial services. Corporate primarily includes the operations of the Company's corporate office. Assets and results of operations of the Company's reportable segments are separately disclosed in the Consolidated Financial Statements.

                            HOME BUILDING OPERATIONS

     The Company's primary business is the on-site development of single-family residential communities. During 1999, the Company's product mix consisted of deliveries of approximately 35% affordable homes, 40% move-up homes and 25% retirement and active adult homes.

MARKETS

     U.S. Home currently conducts its building operations in the following market areas:

STATES                                  MARKET AREAS
------                                  ------------
Arizona..............................   Phoenix and Tucson
California...........................   Corona/Fontana, Palm Springs, Sacramento and Temecula
Colorado.............................   Colorado Springs, Denver and Fort Collins/Longmont/Loveland
Florida..............................   Bonita Springs, Clearwater/Palm Harbor, Fort Myers, New Port
                                          Richey/Hudson, Naples, Orlando, Sarasota/Bradenton and
                                          Tampa
Maryland/Virginia....................   Annapolis, Gainesville and Washington, D.C. area
Michigan.............................   Auburn Hills(1)
Minnesota............................   Minneapolis/St. Paul
Nevada...............................   Las Vegas
New Jersey...........................   Berkeley/Jackson, Monroe/Franklin and Lumberton
North Carolina.......................   Raleigh(1)
Ohio.................................   Cleveland
Texas................................   Dallas/Fort Worth(1), Fredericksburg, Houston(1), McAllen/
                                          Harlingen/Brownsville and San Antonio(1)

---------------

(1) Includes communities owned by joint ventures in which the Company has a 50% interest. See "Other", page 10.

     The Company seeks to maintain geographic diversity and thus reduce the potential risk of economic volatility in any given market.

     The tables below set forth information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers and backlog of single-family homes by state for each of the last three fiscal years:

NEW ORDERS TAKEN

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
STATES                                                         1999     1998     1997
------                                                        ------   ------   ------
Arizona.....................................................  1,203    1,287      899
California..................................................    639      873      636
Colorado....................................................  1,409    1,404    1,285
Florida.....................................................  2,406    2,468    2,597
Maryland/Virginia...........................................    674      478      355
Minnesota...................................................    685      471      386
Nevada......................................................    257      306      301
New Jersey..................................................    455      427      422
Ohio........................................................     55      136      111
Texas.......................................................  1,202    1,278      901
                                                              -----    -----    -----
                                                              8,985    9,128    7,893
Joint venture activity(1)...................................    381       67       --
                                                              -----    -----    -----
                                                              9,366    9,195    7,893
                                                              =====    =====    =====

DELIVERIES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
STATES                                                         1999     1998     1997
------                                                        ------   ------   ------
Arizona.....................................................  1,365    1,012      850
California..................................................    777      677      560
Colorado....................................................  1,178    1,391    1,340
Florida.....................................................  2,474    2,462    2,304
Maryland/Virginia...........................................    589      394      351
Minnesota...................................................    753      445      319
Nevada......................................................    278      307      327
New Jersey..................................................    304      449      441
Ohio........................................................     77      119      163
Texas.......................................................  1,274    1,002      841
                                                              -----    -----    -----
                                                              9,069    8,258    7,496
Joint venture activity(1)...................................    177       --       --
                                                              -----    -----    -----
                                                              9,246    8,258    7,496
                                                              =====    =====    =====

BACKLOG(2)

                                                               AS OF DECEMBER 31,
                                                              ---------------------
STATES                                                        1999    1998    1997
------                                                        -----   -----   -----
Arizona.....................................................    431     593     318
California..................................................    283     421     225
Colorado....................................................    830     599     586
Florida.....................................................  1,264   1,332   1,326
Maryland/Virginia...........................................    273     188     104
Minnesota...................................................    254     200     174
Nevada......................................................     86     107     108
New Jersey..................................................    289     138     160
Ohio........................................................     27      49      32
Texas.......................................................    606     678     402
                                                              -----   -----   -----
                                                              4,343   4,305   3,435
Joint venture activity(1)...................................    271      67      --
                                                              -----   -----   -----
                                                              4,614   4,372   3,435
                                                              =====   =====   =====

---------------

(1) Includes communities owned by joint ventures in which the Company has a 50% interest. See "Other" page 10.

(2) Homes under contract for sale but not delivered at end of year.

     The Company anticipates that substantially all of its backlog units, net of cancellations, as of December 31, 1999 will be completed and delivered during 2000. While operations in certain market areas are affected by seasonal factors which limit on-site building and sales activities, the Company's ability to build and deliver its backlog is not considered to be seriously affected by such factors.

     Set forth below are revenues for the Company from the sale of single-family homes by state for each of the last three fiscal years:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
STATES                                                1999         1998         1997
------                                             ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Arizona..........................................  $  231,913   $  162,103   $  132,640
California.......................................     204,298      151,476      118,843
Colorado.........................................     251,931      263,019      238,288
Florida..........................................     423,194      399,492      369,051
Maryland/Virginia................................     128,365       74,275       66,651
Minnesota........................................     174,608       81,544       61,503
Nevada...........................................      58,190       59,981       60,561
New Jersey.......................................      74,899       93,612       85,878
Ohio.............................................      17,998       26,256       35,492
Texas............................................     187,438      133,577      109,408
                                                   ----------   ----------   ----------
                                                   $1,752,834   $1,445,335   $1,278,315
                                                   ==========   ==========   ==========

SALES AND MARKETING

     The Company employs sales consultants for the sale of single-family homes, although sales by independent real estate brokers are also encouraged. Specific sales training programs are provided which inform sales consultants about sales techniques and methods as well as information about their local market, realtors and products. The sales programs focus on the Company's Customer Assurance Program as a marketing tool because the sales force is the first contact with the customer. The Customer Assurance Program is a quality assurance program with major emphasis on construction (see Construction below).

     The Company markets homes in "model home parks" featuring one or more model homes, attractively furnished and decorated and staffed by the Company's sales consultants who provide information regarding floor plans, the various elevations, options and upgrades available, as well as assisting with mortgage financing information. The model may include a variety of options and upgrades which the customer may request at an additional cost, and which include items such as special floor and window treatments, custom cabinetry, pools, fireplaces and decks. The Company constantly studies both aesthetic design and architectural trends, as well as quality construction and engineering trends, in order to provide customers with high quality, design and value. The Company has received numerous awards in various markets for outstanding housing design.

     The Company conducts its home building and marketing activities under the name of U.S. Home in each of its markets except in Minneapolis/St. Paul where the Company markets its homes under the name of Orrin Thompson Homes and Lundgren Bros. Homes and in Florida where homes are marketed under the name of Rutenberg Homes as well as U.S. Home. Joint venture activities are conducted under the name of Heritage for the retirement communities and NuHome Designs for the affordable communities.

     The Company provides our customers the opportunity to purchase options and upgrades for their new homes through U.S. Home Custom Design Studios. The Design Studios bring our customers the benefit of individualizing their selections of almost every design feature that goes into their homes. Design Studio sales bring the Company the financial benefit of products sold with a retail markup.

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

     The Company's product lines include both single-family detached and attached homes. During 1999, approximately 81% of the homes delivered were single-family detached compared to 78% in 1998 and 80% in 1997. The number of units and average sales prices of single-family homes delivered were as follows for the last three years:

                                               SINGLE-FAMILY DETACHED    SINGLE-FAMILY ATTACHED
                                               -----------------------   ----------------------
                                                NUMBER       AVERAGE      NUMBER      AVERAGE
                                               OF UNITS    SALES PRICE   OF UNITS   SALES PRICE
                                               --------    -----------   --------   -----------
1999.......................................     7,338       $202,500      1,731      $154,000
1998.......................................     6,476       $182,600      1,782      $147,600
1997.......................................     5,960       $178,000      1,536      $141,200

     Selling prices are set in each area based on product features, local market conditions and competitive factors. In 1999, the national average sales price of new single-family homes (both detached and attached) as reported on a preliminary basis by the U.S. Census Bureau was $194,000 compared with an average sales price of $193,300 for the Company.

     Variations in the general product and customer mix may exist from year to year based on shifts in local market demand or product availability. The table below sets forth the mix of the Company's deliveries for the affordable, move-up and retirement and active adult home products during the last three years:

                                                              1999   1998   1997
                                                              ----   ----   ----
Affordable..................................................   35%    35%    33%
Move-up.....................................................   40%    39%    40%
Retirement and active adult.................................   25%    26%    27%

     The Company has set a goal to increase its annual deliveries to over 10,000 homes in the year 2000, and to have one-third of deliveries within the next two years in the retirement and active adult products. However, there can be no assurance such efforts will be successful.

     The Company presently has 30 retirement, active adult and intergenerational communities open in Arizona, California, Colorado, Florida, Nevada, New Jersey, Ohio, Texas and Virginia and a joint venture community in both Michigan and North Carolina. During the next two years, the Company plans to open 10 additional retirement, active adult and intergenerational communities. They include one new community in California, four in Florida, three in New Jersey, one in Texas and one in Colorado.

     Many purchasers finance a large portion of the purchase price of a home through conventional or government insured/guaranteed mortgages from lending institutions. The Company generally assists purchasers in obtaining mortgages. Approximately 86% of the homes delivered in 1999, 84% delivered in 1998 and 81% delivered in 1997, were purchased using mortgage financing.

     The Company takes steps to qualify certain of its homes under Veterans Administration ("VA") and Federal Housing Administration ("FHA") mortgage programs, which provide financing sources. Approximately 21% of the homes delivered in 1999, 19% of the homes delivered in 1998 and 17% of the homes delivered in 1997 were financed under VA and FHA mortgage programs.

CONSTRUCTION

     The Company's investment in direct employee labor costs, equipment and facilities is kept to a minimum because most construction of single-family homes is performed by independent subcontractors. At all stages of construction, however, on-site Company managers supervise and coordinate the activities of these subcontractors and subject their work to quality and cost control standards. The Company's Director of Construction and Quality Initiative Programs provides centralized management of quality standards and supervises the

Company's Customer Assurance Program with respect to the construction of homes. The Company's Director of National Purchasing provides centralized management for the purchase of certain major components used in the construction of homes. Company employees are rated and compensation incentives are affected by a measure of quality standards.

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

COMMUNITY DEVELOPMENT

     For a number of years, a significant portion of the Company's finished lot needs, primarily in its affordable and move-up communities, have been satisfied through rolling lot options, which enable the Company to initially pay a small fraction of total lot cost and then purchase the lots on a scheduled basis. For example, during 1999, 31% of the Company's unit deliveries were from lots acquired by the exercise of rolling lot options as compared with 36% in 1998 and 37% in 1997. The remainder of the Company's unit deliveries were from lots developed by the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Liquidity, Housing.

     The Company's policy provides that land cannot be purchased or sold without prior approval of the Company's Asset Management Committee. Asset Management Committee approval requires submission of data relating to sales forecasts, a timing schedule (e.g., estimated dates for the commencement of land development, housing construction, model opening and sales) and a projection of income and internal rate of return. The Senior Vice President-Community Development and the appropriate President of Operations review all development expenditures prior to the commencement of development. In addition, the Company's by-laws require approval by the Company's Board of Directors of any acquisition of unimproved real property or acreage by the Company which is material to the Company in any single transaction involving an expenditure in excess of $10 million and any other material capital expenditures, borrowings (subject to certain exceptions) and other commitments by the Company in excess of $10 million per transaction (excluding transactions involving housing inventory).

     The Presidents of Operations and the Division Presidents are responsible for maintaining continuity of housing sales through awareness of trends in housing demand in each market area. The Company generally requires feasibility studies and market research studies before approval of the purchase of land. These studies examine the demographics of an area, including population trends, income trends, employment trends, housing stock and housing demand. The Company matches products to our customer profile, determined in part by the market studies and in part by the experience of the local manager in each market.

     Housing communities are generally built in or near major metropolitan areas and are normally located in growing markets for such areas. At December 31, 1999, the Company's land and finished lot inventories totaled $679.3 million, excluding option deposits. See Note 2 of Notes to Consolidated Financial Statements. Substantially all housing communities are zoned for their intended use and serviced by utilities. As of December 31, 1999, the Company had refundable and nonrefundable deposits totaling $47.2 million for options and contracts to purchase undeveloped land and finished lots for home building operations for a total purchase price of approximately $539.1 million. The Company has incurred pre-development costs of approximately $56.0 million relating to these properties.

     The following table sets forth as of December 31, 1999, by state, the cost of certain of the Company's land inventories and the estimated number of lots controlled through direct ownership and under option which are being used or that are anticipated to be used in the Company's home building operations:

                                                                   ESTIMATED NUMBER OF HOUSING
                                                                 UNITS THAT COULD BE CONSTRUCTED
                                                                     ON LAND CONTROLLED AS OF
                                                                       DECEMBER 31, 1999(1)
                                                                 --------------------------------
                                            BOOK COST OF                      UNDER
STATES                                       LAND OWNED           OWNED       OPTION      TOTAL
------                                  ---------------------    --------    --------    --------
                                        (DOLLARS IN MILLIONS)
Arizona...............................         $ 66.0              3,054         745       3,799
California............................           87.7              1,853       3,124       4,977
Colorado..............................          114.9              5,759       3,732       9,491
Florida...............................          154.0              9,893      13,253      23,146
Maryland/Virginia.....................           61.4              2,504         915       3,419
Minnesota.............................           46.0              1,605       2,842       4,447
Nevada................................           36.9                737           2         739
New Jersey............................           27.8                820       2,007       2,827
Ohio..................................           15.3                350          82         432
Texas.................................           52.0              4,243       1,462       5,705
                                               ------             ------      ------      ------
                                               $662.0             30,818      28,164      58,982
                                               ======             ======      ======      ======

---------------

(1) The estimates set forth above have been prepared based on numerous assumptions made at the date hereof, many of which are beyond the control of the Company. Many of these assumptions, and hence the estimates, are subject to change and there can be no assurances that such lots will be used or as to when they will be used. This table does not include commercial property and other properties which the Company has no current plans to use, with an aggregate cost of $17.3 million (including $3.3 million relating to land under contract for sale). In view of the various stages of development of the land owned or controlled by the Company as of December 31, 1999 (i.e., finished, under development and development not started), any per lot cost derived by dividing the book cost by the estimated number of units would not be meaningful.

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

     In 1999, the Company's revenues from the sale of developed and undeveloped land amounted to $28.1 million, as compared to revenues of $17.6 million in 1998 and $13.7 million in 1997.

                         FINANCIAL SERVICES OPERATIONS

     The Company's financial services business consists primarily of its mortgage banking activities. U.S. Home Mortgage Corporation ("Mortgage"), a wholly-owned subsidiary of the Company, commenced operations in 1971 and serves an important role in the Company's sale of its homes by arranging financing for customers.

     Mortgage is a Federal National Mortgage Association/Government National Mortgage Association/Federal Home Loan Mortgage Corporation approved seller-servicer, headquartered in Clearwater, Florida. Mortgage has 22 branch and satellite offices which serve most of the market areas where the Company conducts its home building operations. The Company offers a wide variety of conventional, FHA and VA financing programs through Mortgage, thereby providing prospective buyers the benefits of both conventional and government-assisted loan programs. As a mortgage banker, Mortgage originates and funds mortgage loans and sells the loans and the related servicing rights directly to investors. Loans and servicing rights are generally sold by Mortgage and funded by the investors within 30 days after home delivery. To limit its risk of interest rate fluctuations, Mortgage regularly enters into fixed price mandatory forward delivery contracts to sell mortgage-backed securities to securities dealers or fixed price forward commitments to deliver loans to investors on a mandatory or best efforts basis. Mortgage has a secured revolving line of credit to fund the mortgage loans on an interim basis until purchased by investors. See
Note 3 of Notes to Consolidated Financial Statements.

     The following table summarizes certain mortgage banking operating information for the three years ended December 31, 1999:

                                                         1999       1998       1997
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Residential mortgage loans
  Number of loans originated.........................     6,673      6,050      4,761
  Average amount of loan originated..................  $    149   $    141   $    138
  Total amount of loans originated:
     Funded by Mortgage..............................  $889,000   $769,000   $604,000
     Brokered by Mortgage............................   108,000     84,000     54,000
                                                       --------   --------   --------
          Total......................................  $997,000   $853,000   $658,000
                                                       ========   ========   ========
Company's homes delivered financed by Mortgage as a
  percentage of Company's homes delivered which were
  financed...........................................        82%        83%        76%
Company's homes delivered financed by Mortgage as a
  percentage of Mortgage's total originations........        96%        95%        97%

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

                                     OTHER

     The Company created its "Builders Joint Venture Program for Active Adult Communities" to partner with local builders in markets not served by U.S. Home, enabling an expansion of our active adult community activities outside of the Company's traditional areas of operation. To date, the Company has formed joint ventures in Michigan and North Carolina under this program.

     In 1998, the Company and GIG Desarrolladores Inmobiliarios ("GIGDI"), the fourth largest homebuilder in Mexico, formed a joint venture to build affordable homes in Dallas, Houston and San Antonio, Texas.

     The Company has a 50% interest in each of these joint ventures. The table below sets forth the new orders taken, deliveries to customers and backlog of single-family homes of these joint ventures for the two years ended December 31, 1999 and 1998.

                                                          1999                              1998
                                             -------------------------------   -------------------------------
                                             RETIREMENT   AFFORDABLE   TOTAL   RETIREMENT   AFFORDABLE   TOTAL
                                             ----------   ----------   -----   ----------   ----------   -----
New Orders Taken...........................    89          292         381       35           32         67
Deliveries.................................    46          131         177       --           --         --
Backlog....................................    78          193         271       35           32         67

                             ADDITIONAL INFORMATION

EMPLOYEES

     At December 31, 1999, the Company had 2,415 employees. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good. The Company's single-family housing and community development operations are conducted primarily through independent subcontractors, thereby limiting the number of direct employees required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers during 1999 and their respective ages and positions are set forth below:

NAME                                    AGE   POSITION AND OFFICE
----                                    ---   -------------------
Robert J. Strudler....................  57    Chairman and Co-Chief Executive
                                              Officer
Isaac Heimbinder......................  56    President, Co-Chief Executive Officer
                                              and Chief Operating Officer
Gary L. Frueh.........................  59    Senior Vice President -- Tax and Audit
Craig M. Johnson......................  46    Senior Vice President -- Community
                                                Development
Chester P. Sadowski...................  53    Senior Vice President -- Controller
                                              and Chief Accounting Officer
Frank E. Matthews, II.................  50    Vice President -- Human Resources
Thomas A. Napoli......................  58    Vice President -- Corporate Finance
                                              and Treasurer
Richard G. Slaughter..................  55    Vice President -- Planning and
                                              Secretary
Kelly F. Somoza.......................  46    Vice President -- Investor Relations

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

     Mr. Frueh has served as Senior Vice President -- Tax and Audit since June 11, 1998; prior thereto, he had been Vice President -- Tax and Audit since February 5, 1992.

     Mr. Johnson has served as Senior Vice President -- Community Development since April 26, 1995; prior thereto, he had been Vice President -- Community Development since June 11, 1992.

     Mr. Sadowski has served as Senior Vice President -- Controller and Chief Accounting Officer since June 11, 1998; prior thereto, he had been Vice President -- Controller and Chief Accounting Officer since December 17, 1987.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As of February 4, 2000, there were approximately 1,785 holders of record of the Company's common stock, $.01 par value per share. The principal market on which the common stock is traded is the New York Stock Exchange. Information concerning the high and low sales prices for the Company's common stock for each calendar quarter during 1999 and 1998 is set forth below:

                                                         YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 1999   DECEMBER 31, 1998
                                                      -----------------   -----------------
CALENDAR QUARTER                                       HIGH       LOW      HIGH       LOW
----------------                                      -------   -------   -------   -------
First...............................................  $38.44    $30.63    $46.50    $36.44
Second..............................................  $35.63    $29.75    $47.88    $36.81
Third...............................................  $36.19    $26.19    $44.19    $26.75
Fourth..............................................  $29.81    $24.18    $36.19    $25.56

     No dividends were paid by the Company during 1999 or 1998. The Company's credit agreement (the most restrictive of the Company's borrowing agreements) limits the payment of cash dividends in any fiscal quarter to fifty percent of the Company's consolidated net income (as defined in the credit agreement) for the preceding fiscal quarter.

ITEM 6. SELECTED FINANCIAL DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED SELECTED FINANCIAL DATA
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                             1999         1998          1997         1996          1995
                                          ----------   ----------    ----------   ----------    ----------
STATEMENT OF OPERATIONS DATA:
Operating Revenues......................  $1,824,456   $1,497,649    $1,319,752   $1,211,450    $1,107,945
Income Before Income Taxes and
  Extraordinary Loss....................     115,832       89,293        74,900       55,901        59,072
Income Taxes............................      43,437       25,564        27,713       11,713        22,152
                                          ----------   ----------    ----------   ----------    ----------
Income Before Extraordinary Loss........      72,395       63,729        47,187       44,188        36,920
Extraordinary Loss, Net of Income Tax
  Benefit...............................          --        3,026         8,650           --            --
                                          ----------   ----------    ----------   ----------    ----------
          Net Income....................  $   72,395   $   60,703    $   38,537   $   44,188    $   36,920
                                          ==========   ==========    ==========   ==========    ==========
Basic Earnings Per Share:
  Income before extraordinary loss......  $     5.41   $     4.99(1) $     4.08   $     3.88(2) $     3.29
  Extraordinary loss....................  $       --   $     (.24)   $     (.75)  $       --    $       --
  Net Income............................  $     5.41   $     4.75(1) $     3.33   $     3.88(2) $     3.29
Diluted Earnings Per Share:
  Income before extraordinary loss......  $     5.30   $     4.68(1) $     3.50   $     3.28(2) $     2.78
  Extraordinary loss....................  $       --   $     (.22)   $     (.62)  $       --    $       --
  Net Income............................  $     5.30   $     4.46(1) $     2.88   $     3.28(2) $     2.78
Dividends Per Share.....................  $       --   $       --    $       --   $       --    $       --
BALANCE SHEET DATA (at year end):
Total Assets............................  $1,602,640   $1,352,976    $1,067,114   $  947,411    $  842,084
                                          ==========   ==========    ==========   ==========    ==========
Revolving Credit Facilities --
  Corporate and Housing.................  $   97,000   $  130,000    $   29,000   $       --    $   24,000
  Financial Services....................      83,485       33,112        40,343       42,414        35,371
                                          ----------   ----------    ----------   ----------    ----------
                                          $  180,485   $  163,112    $   69,343   $   42,414    $   59,371
                                          ==========   ==========    ==========   ==========    ==========
Long-Term Debt -- Corporate and
  Housing...............................  $  553,089   $  424,980    $  395,918   $  362,887    $  300,599
                                          ==========   ==========    ==========   ==========    ==========

---------------

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

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     U.S. Home had record performance for the three years ended December 31, 1999. In 1999 total revenues increased 22% to $1.8 billion from $1.5 billion in 1998, net income increased 29% to $72.4 million compared to $56.3 million in 1998 and diluted earnings per share increased 28% to $5.30 per share from $4.14 per share in 1998. In 1998 total revenues increased 13% to $1.5 billion from $1.3 billion in 1997, net income increased 19% to $56.3 million compared to $47.2 million in 1997 and diluted earnings per share increased 18% to $4.14 per share from $3.50 per share in 1997. Net income and earnings per share exclude a tax benefit in 1998 and an extraordinary loss in 1998 and 1997.

HOUSING

     The following table sets forth certain financial information for the Company's housing segment for the periods indicated (dollars in thousands, except average sales price):

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Revenues --
  Single-family homes..........................  $1,752,834    $1,445,335    $1,278,315
  Land and other...............................      33,153        18,737        15,785
                                                 ----------    ----------    ----------
          Total................................  $1,785,987    $1,464,072    $1,294,100
                                                 ==========    ==========    ==========
Single-family homes --
  Gross margin amount..........................  $  323,731    $  265,977    $  229,980
  Gross margin percentage......................        18.5%         18.4%         18.0%
Units delivered................................       9,069         8,258         7,496
Average sales price............................  $  193,300    $  175,000    $  170,500
New orders taken...............................       8,985         9,128         7,893
Backlog at end of year:
  Aggregate sales value........................  $  946,557    $  834,072    $  608,974
  Units........................................       4,343         4,305         3,435
Selling, general and administrative expenses as
  a percentage of housing revenues.............         9.8%          9.6%          9.5%
Interest --
  Paid or accrued..............................  $   60,459    $   46,597    $   38,153
  Percentage capitalized.......................       100.0%        100.0%        100.0%
  Previously capitalized interest included in
     interest expense..........................  $   45,490    $   40,787    $   33,789
  Percentage of housing revenues...............         2.5%          2.8%          2.6%

  Revenues

     Revenues from sales of single-family homes for 1999 increased 21% from 1998. The increase resulted from a 10% increase in the number of housing units delivered and a 10% increase in the average sales price. Revenues from sales of single-family homes for 1998 increased 13% from 1997, resulting primarily from a 10% increase in the number of housing units delivered and a 3% increase in the average sales price. The increases in average sales price reflect price increases, product and geographical mix and higher revenue contributions from options and upgrades sold through our design centers.

  Gross Margins

     The single-family home gross margin percentage for 1999 improved 10 basis points from 1998 and 1998 improved 40 basis points from 1997. The increase in the gross margin percentage for 1999 from 1998 reflects product and geographic mix and price increases. The increase in the gross margin percentage in 1998 from

1997 reflects the continuation of strong overall market conditions and gross margin improvements in certain of the Company's markets. There can be no assurance margins will continue to improve because they could be adversely affected by future events, including a change in the competitive housing environment and increases in construction labor and material costs.

  New Orders Taken

     New orders taken in 1999 decreased 2% from 1998. The nominal decline in new orders taken reflects a flat community count during the early part of 1999 as the number of communities selling out ahead of schedule outpaced efforts to open new communities. New orders taken in 1998 increased 16% from 1997. The increase in new orders taken in 1998 reflects the continued demand for new single-family homes which the Company believes was brought about by strong consumer confidence, opening of new home communities and stable mortgage interest rates.

  Backlog

     The aggregate sales value of backlog at December 31, 1999 increased 13% compared to December 31, 1998, and at December 31, 1998 increased 37% compared to December 31, 1997. The increases in the value of the backlog reflect the increases in the number of units under contract and increases in the average sales price to $218,000 in 1999 from $193,700 in 1998 and to $193,700 in 1998 from $177,300 in 1997. Substantially all of the Company's backlog units at December 31, 1999, net of cancellations, are expected to result in revenues in 2000.

  Selling, General and Administrative Expenses

     As a percentage of housing revenues, selling, general and administrative expenses in 1999 increased when compared to 1998 and in 1998 increased when compared to 1997. Actual selling, general and administrative expenses for 1999 increased $33.7 million compared to 1998. This increase was due to increases in volume-related expenses ($10.7 million) resulting from increased deliveries in 1999 when compared to 1998, a $2.8 million fourth quarter charge primarily to reserve certain option deposits and increased payroll costs and marketing center expenses resulting from increased activities and profitability. Excluding this charge, selling, general and administrative expenses as a percentage of housing revenues for 1999 were flat at 9.6% compared to 1998. Actual selling, general and administrative expenses for 1998 increased $17.6 million compared to 1997. This increase was primarily due to increases in volume-related expenses ($5.8 million) resulting from an increase in deliveries in 1998 when compared to 1997 and increased payroll costs and marketing center and other marketing expenses resulting from increased activities and profitability.

  Interest

     Interest paid or accrued for 1999 increased approximately 30% compared to 1998 and increased approximately 22% in 1998 compared to 1997. These increases resulted from an increase in the average amount of outstanding debt. The Company experienced higher debt levels due to higher single-family housing inventories resulting from increased activities.

     The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any one year is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Previously capitalized interest amounts charged to interest expense in 1999 increased 12% compared to 1998 and in 1998 increased 21% compared to 1997. These increases were attributable to the increases in the number of housing units delivered and an increase in the average interest expense per housing unit delivered.

FINANCIAL SERVICES

  Revenues

     The financial services segment had revenues for the three years ended December 31, 1999 as follows:

                                                           1999      1998      1997
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
U.S. Home Mortgage Corporation and Subsidiary
  ("Mortgage")..........................................  $33,242   $28,951   $21,648
Other financial services operations.....................    5,227     4,626     4,004
                                                          -------   -------   -------
                                                          $38,469   $33,577   $25,652
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

     The increase in Mortgage's revenues in 1999 from 1998 and in 1998 from 1997 was primarily due to an increase in mortgage loan originations and income from the sale of mortgage loans and servicing rights.

     Mortgage's "capture rate" for providing financing to buyers of homes delivered by the Company was 82% in 1999 compared to 83% and 76% in 1998 and 1997, respectively. Since a certain percentage of buyers typically elect to use other sources of financing, the Company believes Mortgage's capture rate is near the maximum capture rate.

OTHER

  Corporate General and Administrative

     Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .8%, .9% and .9% for 1999, 1998 and 1997, respectively. Actual corporate overhead expenses for 1999 totaled $14.2 million compared with $13.1 million for 1998 and $11.7 million for 1997.

  Income Taxes

     In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of this favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit in 1998 totaling $7.5 million related to these deductions. The decrease in the deferred tax liability increased basic and diluted earnings per share in 1998 by $.59 per share and $.54 per share, respectively.

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

     The Company's most significant needs for capital resources are land and finished lot purchases, land development and housing construction. The Company's ability to generate cash adequate to meet these needs is principally achieved from the sale of homes and the margins thereon, the utilization of Company-owned lots and borrowings under its financing facilities, including its unsecured revolving credit agreement (the "Credit Facility").

     Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead-time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. Primarily in its affordable and move-up home communities, the Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. However, with the increase in the number of retirement and active adult communities, the use of rolling lot options as a percentage of the Company's total finished lot needs has and is expected to continue to decrease since the majority of the finished lots for these communities are developed on land owned by the Company. In 1999, 1998 and 1997, respectively, 31%, 36% and 37%, of the units delivered have been on lots acquired under rolling lot option agreements. The retirement and active adult communities are generally long-term projects and require greater investments by the Company than are required for its affordable and move-up home communities. These communities generally include more units than the affordable and move-up communities and generally have more extensive amenities, including golf courses and clubhouses, which require substantial capital investment. The increases in land inventories in 1999 from 1998 and in 1998 from 1997 were primarily the result of increased activities, including an increase in the Company's retirement and active adult communities' activities.

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

     In February 1999, the Company sold $125 million principal amount of its 8.875% senior subordinated notes due 2009 (the "2009 Senior Subordinated Notes"). The net proceeds were used to repay part of the balance outstanding under the Credit Facility and for general corporate purposes. See Note 3 of Notes to Consolidated Financial Statements.

     In April 1999, the Company acquired Lundgren Bros. Construction, Inc. ("Lundgren"), a privately held homebuilder in the Minneapolis/St. Paul area. This acquisition was consistent with the Company's strategic objective of enhancing its leadership position in each of its existing markets through value and price point diversification. The acquisition significantly expanded the Company's product offering in the Minneapolis/St. Paul area. Lundgren offers customers luxury homes in neighborhoods developed for the more affluent homeowner.

     Certain properties owned or under option by the Company may be located within community development districts ("Districts") formed by municipalities to construct and finance certain infrastructure/improvements on property in the Districts' area. The Districts utilize ad valorem and assessment revenue bonds to fund improvements and repay the bonds by annual tax assessments on District property based on the property's relative value to other District property. The Company provides no credit support for and is not liable for the debt of the Districts, except to the extent of actual assessments made by the Districts. The Company may utilize Districts to a greater extent in the future. However, there can be no assurance that it will do so.

     The net cash provided or used by the operating, investing and financing activities of the housing operations for the years ended December 31, 1999, 1998 and 1997 is summarized below:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999       1998        1997
                                                      --------   ---------   --------
                                                          (DOLLARS IN THOUSANDS)
Net cash provided (used) by:
  Operating activities..............................  $(59,410)  $(136,419)  $(44,622)
  Investing activities..............................    (7,500)    (11,187)    (2,493)
  Financing activities..............................    30,602     143,669     41,068
                                                      --------   ---------   --------
Net decrease in cash................................  $(36,308)  $  (3,937)  $ (6,047)
                                                      ========   =========   ========

     Housing operations are, at any time, affected by a number of factors, including the number of housing units under construction and housing units delivered. Housing operating activities for 1999 used less cash than 1998 primarily due to increased profitability and accelerated collection of closing proceeds at year-end. Housing operating activities for 1998 used more cash than 1997 primarily due to an increase in construction and land asset activities, offset in part by increased profitability and the timing of payments related to these activities.

     Cash flow from housing financing activities for 1999 provided cash reflecting the sale of the Company's 2009 Senior Subordinated Notes and net borrowings under the Credit Facility, offset by the repayment of notes and mortgages and the repurchase of shares of the Company's common stock. Cash flow from housing financing activities for 1998 provided cash reflecting the sale of the Company's 7.75% senior notes due 2005, proceeds received from the exercise of the Company's Class B warrants and net borrowings under the Credit Facility, offset by the redemption and purchases of the Company's 9.75% senior notes due 2003 and the repurchase of shares of the Company's common stock.

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

     Financial services operating activities are affected primarily by the volume of Mortgage's loan originations and the timing of the sale of mortgage loans and related servicing rights to third party investors. Loans and servicing rights are generally sold to investors within 30 days after homes are delivered. Cash flow from financial services operating activities for 1999 used $16.3 million compared to providing $10.2 million in 1998 primarily due to Mortgage accelerating the funding of originations in 1999. Cash flow from financial services operating activities for 1998 provided more cash compared to 1997 primarily due to increased profitability and the timing of payments related to Mortgage's origination activities.

     The Company finances its financial services operations primarily from a credit facility which is repaid with internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights. As more fully discussed in Note 3 of Notes to Consolidated Financial Statements, the credit facility consists of an $80 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on September 30, 2001. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

     The Company has no obligation to provide funding to its financial services operations, nor does it guarantee any of its financial services subsidiaries' debt. The Company believes that internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

OTHER

  Subsequent Event

     In February 2000, Lennar entered into a definitive agreement to acquire the Company through a merger in which U.S. Home stockholders will receive a total of approximately $476 million, of which approximately one-half will be in cash and the remainder will be in common stock of Lennar (with the common stock portion, and therefore the total purchase price, subject to adjustment if the price of Lennar's stock is greater or lower than specified levels) in exchange for their stock. U.S. Home will become a wholly-owned subsidiary of Lennar. At the time the acquisition takes place, the Company's debt is expected to include bank debt and approximately $525 million of publicly-held debt. The holders of the publicly-held debt have the right to require U.S. Home to redeem such debt within 90 days of the completion of the transaction, and the lenders under the Company's Credit Facility can accelerate the debt outstanding thereunder. In addition, the bank debt of certain of the Company's subsidiaries may become due upon consummation of the merger. Lennar has informed the Company that it has access to the resources required to close the transaction and, if necessary, refinance U.S. Home's debt. The transaction is subject to approval by the stockholders of both companies, as well as expiration or termination of any applicable waiting periods under antitrust laws and other regulatory matters and other customary closing conditions. If the necessary stockholder and regulatory approvals are obtained and the other closing conditions are satisfied, the Company expects the transaction to close by the end of May 2000.

     Lennar has informed the Company that Lennar will account for the proposed acquisition using the purchase method of accounting, which requires an allocation of the purchase price to the assets acquired and liabilities assumed. The Company's consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles. The Company's historical cost basis of its net assets (total shareholders' equity) is greater than the current estimated purchase price.

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

     - The development of many of the Company's communities, particularly its retirement, active adult and intergenerational communities, results from a lengthy, complex series of events involving land purchase, regulatory compliance, capital availability, and marketing and sales, any of which can materially affect the financial results for a community.

     - The Company is in a highly competitive and fragmented industry. This places constant pressure on the Company's pricing (including the Company's ability to respond to increases in prices from its suppliers), quality and marketing and particularly challenges the Company upon its entry into new geographic markets.

     - The Company faces numerous regulatory hurdles in its development efforts, such as laws and regulations regarding zoning, environmental protection, building design and construction, density and rate of development.

     - The Company's access to capital sufficient to fund its activities is affected by the Company's high level of debt and by the willingness of the capital markets and banks to absorb equity or debt offerings.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate risk on its variable rate Credit Facility. From time to time the Company hedges its exposure to changes in interest rates on its variable rate debt under the Credit Facility by entering into interest rate swap agreements to lock in a fixed rate for a portion of this debt. The Company's publicly held debt and notes and mortgages payable are at fixed interest rates. In connection with Mortgage's operations, mortgage loans held for sale, estimated future commitment to originate and close loans at a fixed price and the associated Mortgage Credit Facility are subject to interest rate risk. The Company manages this interest rate risk through hedging techniques by regularly entering into either fixed price mandatory forward delivery contracts to sell mortgage-backed securities to security dealers or fixed price forward delivery commitments to sell specific whole loans to investors on mandatory or best efforts basis. All of Mortgage's obligations are short-term in duration and repriced frequently. Accordingly, the Company does not believe that the risks associated with Mortgage's financing activities are material.

     The following table sets forth as of December 31, 1999, the Credit Facility, the Mortgage Credit Facility, the Subsidiary Credit Agreement, long-term debt obligations, principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value. In addition, the table includes the notional amount and interest rates of the Company's interest rate swap which expires in August 2000.

                                                                                                            ESTIMATED
                                                                                                            FAIR VALUE
                                         AMOUNT BY SCHEDULED MATURITY FOR YEAR ENDED DECEMBER 31,               AT
                                  ----------------------------------------------------------------------   DECEMBER 31,
                                   2000      2001      2002     2003      2004     THEREAFTER    TOTAL         1999
                                  -------   -------   -------   -----   --------   ----------   --------   ------------
                                                          (DOLLARS IN THOUSANDS)
Variable Rate Debt --
  Amount........................  $    --   $83,485   $97,000   $  --   $     --    $     --    $180,485
  Average interest rate.........       --%      6.5%      8.5%     --%        --%         --%        7.6%
Fixed Rate Debt --
  Amount........................  $ 7,359   $81,244   $12,322   $  44   $100,038    $352,082    $553,089      $  --(i)
  Average interest rate.........     8.84%     8.00%     7.94%   8.50%      8.25%       8.55%       8.41%
Interest Rate Swap --
  Variable to fixed.............  $50,000   $    --   $    --   $  --   $     --    $     --    $ 50,000      $ (30)
  Average pay rate..............     6.29%       --%       --%     --%        --%         --%       6.29%
  Average receive rate..........       90 day LIBOR

---------------

(i) The fair value of the Company's senior and senior subordinated notes cannot be determined as none of these instruments are actively traded on the open market. The Company has been informed that its senior notes and senior subordinated notes are currently trading at discounts to their face amount; however, their estimated fair value cannot be accurately determined because of the limited activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
Report of Independent Public Accountants....................    23
Consolidated Balance Sheets -- December 31, 1999 and 1998...    24
Consolidated Statements of Operations -- For the Year Ended
  December 31, 1999, 1998 and 1997..........................    25
Consolidated Statements of Stockholders' Equity -- For the
  Year Ended December 31, 1999, 1998 and 1997...............    26
Consolidated Statements of Cash Flows -- For the Year Ended
  December 31, 1999, 1998 and 1997..........................    27
Notes to Consolidated Financial Statements..................    28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Home Corporation:

     We have audited the accompanying consolidated balance sheets of U.S. Home Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Home Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            /s/ ARTHUR ANDERSEN LLP
                                            ------------------------------------
                                            ARTHUR ANDERSEN LLP

Houston, Texas
January 31, 2000 (except with
  respect to the matters discussed
  in Note 13 as to which the date is
  February 16, 2000)

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                  1999         1998
                                                               ----------   ----------
Housing:
  Cash (including restricted funds of $4,269 and $3,626)....   $    6,170   $    8,172
  Receivables, net..........................................       30,329       60,510
  Single-Family Housing Inventories.........................    1,245,375      986,878
  Option Deposits on Real Estate............................      103,213      103,451
  Other Assets..............................................       79,901       59,636
                                                               ----------   ----------
                                                                1,464,988    1,218,647
                                                               ----------   ----------
Financial Services:
  Cash (including restricted funds of $3,752 and $3,524)....        6,596        5,660
  Residential Mortgage Loans................................       78,675       82,479
  Other Assets..............................................       22,732        8,987
                                                               ----------   ----------
                                                                  108,003       97,126
                                                               ----------   ----------
Corporate:
  Cash and Other Assets.....................................       29,649       37,203
                                                               ----------   ----------
                                                               $1,602,640   $1,352,976
                                                               ==========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Corporate and Housing:
  Accounts Payable..........................................   $  160,329   $  129,200
  Accrued Expenses and Other Current Liabilities............      117,411       89,156
  Revolving Credit Facility.................................       97,000      130,000
  Long-Term Debt............................................      553,089      424,980
                                                               ----------   ----------
                                                                  927,829      773,336
                                                               ----------   ----------
Financial Services:
  Accrued Expenses and Other Current Liabilities............       12,677       32,287
  Revolving Credit Facility.................................       83,485       33,112
                                                               ----------   ----------
                                                                   96,162       65,399
                                                               ----------   ----------
  Total Liabilities.........................................    1,023,991      838,735
                                                               ----------   ----------
Stockholders' Equity:
  Common Stock, 13,289,088 and 13,501,630 shares outstanding
     at December 31, 1999 and 1998..........................          137          137
  Capital in Excess of Par Value............................      403,467      402,754
  Retained Earnings.........................................      190,456      118,061
  Unearned Compensation on Restricted Stock.................       (3,643)      (1,475)
                                                               ----------   ----------
                                                                  590,417      519,477
                                                               ----------   ----------
  Less Treasury Stock, at cost, 387,542 and 175,000 shares
     of common stock at December 31, 1999 and 1998..........      (11,768)      (5,236)
                                                               ----------   ----------
  Total Stockholders' Equity................................      578,649      514,241
                                                               ----------   ----------
                                                               $1,602,640   $1,352,976
                                                               ==========   ==========

      The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Housing:
  Operating Revenues.....................................  $1,785,987   $1,464,072   $1,294,100
  Operating Costs and Expenses --
     Cost of products sold...............................   1,452,043    1,192,791    1,059,571
     Selling, general and administrative.................     174,592      140,904      123,300
     Interest............................................      45,490       40,787       33,789
                                                           ----------   ----------   ----------
                                                            1,672,125    1,374,482    1,216,660
                                                           ----------   ----------   ----------
  Housing Operating Income...............................     113,862       89,590       77,440
                                                           ----------   ----------   ----------
Financial Services:
  Operating Revenues.....................................      38,469       33,577       25,652
  General, Administrative and Other Expenses.............      22,297       20,824       16,485
                                                           ----------   ----------   ----------
  Financial Services Operating Income....................      16,172       12,753        9,167
                                                           ----------   ----------   ----------
Corporate General and Administrative.....................      14,202       13,050       11,707
                                                           ----------   ----------   ----------
Income Before Income Taxes and Extraordinary Loss........     115,832       89,293       74,900
                                                           ----------   ----------   ----------
Provision for Income Taxes:
  Federal and State Income Taxes.........................      43,437       33,038       27,713
  Tax Benefit............................................          --       (7,474)          --
                                                           ----------   ----------   ----------
                                                               43,437       25,564       27,713
                                                           ----------   ----------   ----------
Income Before Extraordinary Loss.........................      72,395       63,729       47,187
Extraordinary Loss from Early Retirement of Debt, Net of
  Income Tax Benefit.....................................          --        3,026        8,650
                                                           ----------   ----------   ----------
Net Income...............................................  $   72,395   $   60,703   $   38,537
                                                           ==========   ==========   ==========
Basic Earnings Per Share:
  Income Before Extraordinary Loss.......................  $     5.41   $     4.99   $     4.08
  Extraordinary Loss.....................................  $       --   $     (.24)  $     (.75)
  Net Income.............................................  $     5.41   $     4.75   $     3.33
Diluted Earnings Per Share:
  Income Before Extraordinary Loss.......................  $     5.30   $     4.68   $     3.50
  Extraordinary Loss.....................................  $       --   $     (.22)  $     (.62)
  Net Income.............................................  $     5.30   $     4.46   $     2.88

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                               UNEARNED
                                                  CONVERTIBLE   CAPITAL IN   COMPENSATION
                                         COMMON    PREFERRED    EXCESS OF    ON RESTRICTED   RETAINED   TREASURY
                                         STOCK       STOCK      PAR VALUE        STOCK       EARNINGS    STOCK
                                         ------   -----------   ----------   -------------   --------   --------
BALANCE AT DECEMBER 31, 1996...........   $114      $ 2,947     $  353,830      $(2,022)     $ 18,821   $     --
Conversion of convertible redeemable
  preferred stock to common stock
  (106,501 shares).....................      1       (2,663)         2,662           --            --         --
Redemption of convertible redeemable
  preferred stock (11,352 shares)......     --         (284)            --           --            --         --
Conversion of 4.875% convertible
  subordinated debentures to common
  stock (302,866 shares)...............      3           --         10,659           --            --         --
Purchase of common stock (157,743
  shares)..............................     --           --             --           --            --     (4,206)
Other..................................      1           --          1,126          252            --         --
Net income for year....................     --           --             --           --        38,537         --
                                          ----      -------     ----------      -------      --------   --------
BALANCE AT DECEMBER 31, 1997...........    119           --        368,277       (1,770)       57,358     (4,206)
Stock issued on exercise of Class B
  warrants (1,837,941 shares)..........     18           --         34,170           --            --      2,571
Stock issued under stock plans (48,051
  shares)..............................     --           --            387           --            --        862
Purchase of common stock (175,000
  shares)..............................     --           --             --           --            --     (5,236)
Other..................................     --           --            (80)         295            --        773
Net income for year....................     --           --             --           --        60,703         --
                                          ----      -------     ----------      -------      --------   --------
BALANCE AT DECEMBER 31, 1998...........    137           --        402,754       (1,475)      118,061     (5,236)
Stock issued under stock plans (122,058
  shares)..............................     --           --            713       (4,174)           --      3,980
Purchase of common stock (334,600
  shares)..............................     --           --             --           --            --    (10,512)
Other..................................     --           --             --        2,006            --         --
Net income for year....................     --           --             --           --        72,395         --
                                          ----      -------     ----------      -------      --------   --------
BALANCE AT DECEMBER 31, 1999...........   $137      $    --     $  403,467      $(3,643)     $190,456   $(11,768)
                                          ====      =======     ==========      =======      ========   ========

        The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                              1999        1998        1997
                                                            ---------   ---------   ---------
Cash Flows From Operating Activities:
  Net income..............................................  $  72,395   $  60,703   $  38,537
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities --
     Extraordinary loss...................................         --       3,026       8,650
     Provision for deferred income taxes..................      1,510       4,457       2,151
     Tax benefit..........................................         --      (7,474)         --
     Other, net (principally depreciation and
       amortization)......................................     15,967      12,556      10,205
     Changes in assets and liabilities --
       Increase (decrease) in receivables.................     19,611     (32,974)    (20,229)
       Increase in inventories............................   (212,000)   (186,884)    (68,691)
       Increase in other assets...........................        (13)    (54,275)    (29,809)
       Increase in accounts payable and accrued
          liabilities.....................................     26,738      74,536      17,618
                                                            ---------   ---------   ---------
          Net cash used by operating Activities...........    (75,792)   (126,329)    (41,568)
                                                            ---------   ---------   ---------
Cash Flows From Investing Activities:
  Purchase of property, plant and equipment, net of
     disposals............................................     (7,292)     (9,989)     (3,056)
  (Increase) in restricted cash...........................       (871)     (1,854)       (185)
  Principal collections on investments in mortgage
     loans................................................      2,608       3,882       4,136
  Other...................................................       (814)     (1,329)       (106)
                                                            ---------   ---------   ---------
          Net cash provided (used) by investing
            Activities....................................     (6,369)     (9,290)        789
                                                            ---------   ---------   ---------
Cash Flows From Financing Activities:
  Proceeds from revolving credit facilities, net of
     repayments...........................................     17,373      93,769      26,929
  Net proceeds from sale of senior and senior subordinated
     notes................................................    122,113      98,237     220,937
  Proceeds from exercise of Class B warrants..............         --      36,759         110
  Purchase of senior notes and convertible subordinated
     debentures...........................................         --     (82,980)   (198,831)
  Repayment of notes and mortgages payable................    (48,021)     (4,675)     (6,128)
  Repurchase of common stock and Class B
  Warrants................................................    (10,512)     (5,236)     (4,266)
  Other...................................................         22         564         356
                                                            ---------   ---------   ---------
          Net cash provided by financing Activities.......     80,975     136,438      39,107
                                                            ---------   ---------   ---------
Net Increase (Decrease) In Cash...........................     (1,186)        819      (1,672)
Cash At Beginning Of Year.................................      7,285       6,466       8,138
                                                            ---------   ---------   ---------
Cash At End Of Year.......................................  $   6,099   $   7,285   $   6,466
                                                            =========   =========   =========
Supplemental Disclosure:
  Interest paid, before amount capitalized --
     Housing..............................................  $  55,906   $  42,066   $  32,063
     Financial Services...................................      1,387       1,682       1,426
                                                            ---------   ---------   ---------
                                                            $  57,293   $  43,748   $  33,489
                                                            =========   =========   =========
  Income taxes paid.......................................  $  38,529   $  20,945   $  21,490
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

                     U.S. HOME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION AND SEGMENT INFORMATION

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions. The Company accounts for investments in unconsolidated joint ventures in which the Company's interest is 50% or less by the equity method of accounting.

  Segment Information

     The Company's financial reporting segments consist of home building, financial services and corporate. The Company's home building operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues in 1999, 1998 and 1997 contributed by the home building operations. The Company is one of the largest single-family homebuilders in the United States based on homes delivered. The Company currently builds and sells homes in more than 240 new home communities in 33 market areas in 13 states. The Company offers a wide variety of moderately-priced homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. The Company's financial services operations provide mortgage-banking services to the home building operations' customers. The Company originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors. Corporate primarily includes the operations of the Company's corporate office whose primary purpose is to provide financing, cash management, risk management, capital allocations, management reporting and general administration of the home building and financial services segments.

     The accounting policies of the reportable segments are described in Note 2. Assets, operating revenues and operating income of the Company's reportable segments are included in the consolidated balance sheets and consolidated statements of operations. Expenditures for long-lived assets and depreciation and amortization expenses for the years ended December 31, 1999, 1998 and 1997 were insignificant.

(2) SIGNIFICANT ACCOUNTING POLICIES

GENERAL

  Use of Estimates

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

                     U.S. HOME CORPORATION AND SUBSIDIARIES

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

  Hedging Contracts

     From time to time, the Company may utilize interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. Counterparties to these agreements are major financial institutions. The Company believes that the likelihood of credit loss from counterparty non-performance is remote. At December 31, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $50,000 which will mature in 2000 and effectively fixed the interest rate on a portion of its revolving credit facility borrowings. See Note 9.

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

                     U.S. HOME CORPORATION AND SUBSIDIARIES

  Inventories and Valuation

     The components of single-family housing inventories are as follows:

                                                                 1999        1998
                                                              ----------   --------
Housing completed and under construction....................  $  463,563   $382,080
Models......................................................     102,512     90,676
Finished lots...............................................     209,827    132,567
Land under development......................................     328,683    250,039
Land held for development or sale...........................     140,790    131,516
                                                              ----------   --------
                                                              $1,245,375   $986,878
                                                              ==========   ========

     The cost of acquiring and developing land and constructing certain amenities are allocated to the related parcels. Housing inventories are recorded using the specific identification method. The Company reviews land under development and to be developed whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Company recognizes an impairment loss only if the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. The Company measures any impairment loss on land under development and to be developed by the amount the carrying amount of the property exceeds fair value. The Company carries land substantially completed and ready for its intended use, land held for sale and housing inventories at the lower of cost or fair value less cost to sell. Fair value is the amount at which a property could be bought or sold in a current transaction between willing parties. The Company monitors the valuation of its land and housing inventories on a continuous basis with a detailed review each year in conjunction with the completion of the following year's business plan. Provisions to reduce land and housing inventories to the lower of cost or fair value in 1999, 1998, and 1997 were not significant. Total land and housing reserves were $17,966, $23,894 and $35,839 at December 31, 1999, 1998 and 1997,
respectively.

     During 1999, 1998 and 1997, the Company purchased land in several transactions of which $11,717, $13,667 and $14,456, respectively, were seller financed. These transactions were treated as non-cash transactions for purposes of the consolidated statements of cash flows.

  Interest Capitalization

     Interest is capitalized on land, finished building lots and single-family residential housing construction costs during the development and construction period. Interest is capitalized to eligible assets using an allocation method based on the Company's actual interest costs. A summary of interest for the three years ended December 31, 1999, follows:

                                                         1999       1998       1997
                                                       --------   --------   --------
Capitalized at beginning of year.....................  $ 68,750   $ 62,950   $ 58,566
Capitalized..........................................    60,459     46,597     38,153
Previously capitalized interest included in interest
  expense............................................   (45,490)   (40,787)   (33,789)
Other................................................     1,159        (10)        20
                                                       --------   --------   --------
Capitalized at end of year...........................  $ 84,878   $ 68,750   $ 62,950
                                                       ========   ========   ========

FINANCIAL SERVICES

  Revenue Recognition

     The sale of loans and loan servicing rights is recognized when the closed loans are sold and delivered to an investor. During the years ended December 31, 1999, 1998 and 1997, revenues included net losses from the sale of loans of $746, $525 and $573, respectively, and net gains from the sale of servicing of $15,654, $14,122 and $9,691, respectively.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

  Interest Income

     Interest income relating to financial services for the years ended December 31, 1999, 1998 and 1997 was $6,247, $5,442 and $4,785, respectively, and is included in "Financial Services -- Operating Revenues" in the accompanying consolidated statements of operations.

  Interest Expense

     Interest expense relating to financial services for the years ended December 31, 1999, 1998 and 1997 was $1,385, $1,691 and $1,417, respectively, and is included in "Financial Services -- General, Administrative and Other Expenses" in the accompanying consolidated statements of operations.

  Residential Mortgage Loans

     Residential mortgage loans held for sale ($78,675 at December 31, 1999) are included in the accompanying consolidated balance sheets at the lower of cost or market on an aggregate basis. The Company estimates the fair value of residential mortgage loans held at December 31, 1999 and 1998 approximated recorded value based on quoted market prices for similar loans sold either on a whole loan basis or pooled and sold as collateral for mortgage-backed securities.

(3) REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

  Housing

     The housing Revolving Credit Facility and long-term debt consist of the following:

                                                                1999       1998
                                                              --------   --------
Revolving Credit Facility...................................  $ 97,000   $130,000
                                                              --------   --------
7.95% Senior Notes due 2001.................................    75,000     75,000
8.25% Senior Notes due 2004.................................   100,000    100,000
7.75% Senior Notes due 2005.................................    99,811     99,773
8.88% Senior Subordinated Notes due 2007....................   125,000    125,000
8.875% Senior Subordinated Notes due 2009...................   124,076         --
Notes and mortgage notes payable............................    29,202     25,207
                                                              --------   --------
                                                               553,089    424,980
                                                              --------   --------
                                                              $650,089   $554,980
                                                              ========   ========

     The Company has an unsecured revolving credit agreement (the "Credit Facility") with a group of banks. The Credit Facility provides for borrowings of up to $300,000, of which up to $35,000 may be used for letter of credit obligations, subject to a borrowing base limitation. Upon approval of the agent bank, the borrowings under the Credit Facility may be increased, in multiples of $10,000, to a maximum of $350,000, either by having additional banks (which have been approved by the Company) become lenders or by having one or more of the existing banks, with the approval of the Company, increase the amount of their commitment. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivables less outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At December 31, 1999, $189,394 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the base rate announced by the agent bank. The Credit Facility, as amended, expires on May 31, 2002, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on the

                     U.S. HOME CORPORATION AND SUBSIDIARIES
incurrence of additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and limits the payment of cash dividends in any fiscal quarter to fifty percent of the Company's consolidated net income (as defined in the Credit Facility) for the preceding fiscal quarter.

     In 1999, the Company completed the sale of $125,000 principal amount of its 8.875% senior subordinated notes due 2009 (the "2009 Senior Subordinated Notes"). The net proceeds were used to repay part of the balance outstanding under the Credit Facility and for general corporate purposes. The 2009 Senior Subordinated Notes were issued at original issue discount of $1,012, which is being amortized over the term of such Notes. Interest is payable semi-annually on February 15 and August 15. On or after February 15, 2004, the 2009 Senior Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 104.438% during the 12 month period beginning February 15, 2004 to 100% (on or after February 15, 2007) of the principal amount thereof, together with accrued and unpaid interest.

     In 1998, the Company redeemed $43,109 principal amount of its 9.75% Senior Notes due 2003 (the "2003 Senior Notes") and purchased in open market transactions $36,594 principal amount of the 2003 Senior Notes. The early retirement of the 2003 Senior Notes resulted in an extraordinary loss in 1998 of $3,026, net of income tax benefit of $1,777.

     In 1997, the Company purchased $110,480 principal amount of the 2003 Senior Notes pursuant to a tender offer and, subsequent to the expiration of the tender offer, purchased in an open market transaction $9,817 principal amount of the 2003 Senior Notes. Also in 1997, the Company redeemed $69,248 principal amount of its 4.875% convertible subordinated debentures (the "Debentures"), and $10,752 principal amount of the Debentures were converted, prior to the redemption date in 1997, into 302,866 shares of the Company's common stock. The early retirement of the 2003 Senior Notes and redemption of the Debentures resulted in an extraordinary loss in 1997 of $8,650, net of income tax benefit of $5,080.

     The 2005 Senior Notes were issued at original issue discount of $263, which is being amortized over the term of the notes. The 7.95% senior notes are due March 1, 2001, the 8.25% senior notes are due August 15, 2004, the 7.75% senior notes are due January 15, 2005 (the "2005 Senior Notes") and the 8.88% senior subordinated notes are due August 15, 2007 (the "2007 Senior Subordinated Notes"). Interest is payable semi-annually. On or after January 15, 2003, the 2005 Senior Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 101.29% during the 12 month period beginning January 15, 2003 to 100% (on or after January 15, 2004) of the principal amount thereof, together with accrued and unpaid interest. On or after August 15, 2002, the 2007 Senior Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at prices ranging from 104.44% (during the 12 month period beginning August 15, 2002) to 100% (on or after August 15, 2005) of the principal amount thereof, together with accrued and unpaid interest. The indentures relating to the senior notes and the senior subordinated notes contain numerous covenants, including a minimum tangible net worth requirement and a limitation on the incurrence of additional debt.

     Housing notes and mortgage notes payable are primarily for the acquisition and development of land, with interest rates ranging from 8.0% to 10.0%. Assets pledged as collateral under these agreements totaled approximately $50,373 at December 31, 1999.

     Upon a change of control of the Company, holders of the senior notes and the senior subordinated notes will have the right to require the Company to redeem the notes at a price of 101% of the principal amount of the notes, together with accrued and unpaid interest. There can be no assurance that sufficient funds will be available to make the required repurchases if a change of control occurs. In addition, the Credit Facility prohibits the Company's repurchase of any of its subordinated indebtedness and contains a limitation on the Company's repurchase of its capital stock. At December 31, 1999, $51,595 was available under the Credit Facility for the repurchase of capital stock. Moreover, the occurrence of a change of control will trigger an event of default under the Credit Facility.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     The maximum amounts of borrowings from banks and other financial institutions outstanding at any time during 1999, 1998 and 1997 were $238,000, $185,000, and $81,000, respectively. The average amounts of debt outstanding from banks and other financial institutions during 1999, 1998 and 1997 were $167,100, $95,100, and $31,100, respectively, and the weighted average interest rates, without giving effect to commitment fees, were 6.5%, 7.8%, and 7.8%, respectively. Computations of the weighted average interest rates were based upon the weighted average of outstanding loan balances during the respective years.

     At December 31, 1999, housing long-term debt matures as follows: $7,359 in 2000, $81,244 in 2001, $12,322 in 2002, $44 in 2003, $100,038 in 2004 and
$352,082 in 2005 and thereafter.

  Financial Services

     The financial services credit facilities consist of the following:

                                                               1999      1998
                                                              -------   -------
Mortgage Credit Facility....................................  $76,185   $33,112
Subsidiary Credit Agreement.................................    7,300        --
                                                              -------   -------
                                                              $83,485   $33,112
                                                              =======   =======

     The Company's mortgage banking subsidiary, U.S. Home Mortgage Corporation ("Mortgage") may borrow up to $80,000 under a revolving line of credit (the "Mortgage Credit Facility"). The Mortgage Credit Facility is secured by residential mortgage loans, is not guaranteed by the Company, matures on September 30, 2001 and bears interest at a premium over the LIBOR rate. The Mortgage Credit Facility has been in place since 1992 and has been renewed on various terms and conditions on an annual basis.

     In 1999, a subsidiary of Mortgage (the "Subsidiary") entered into an unsecured revolving credit agreement (the "Subsidiary Credit Agreement") with two banks providing up to a maximum of $10,000 of borrowings subject to a borrowing base. The Subsidiary was organized to loan money to joint ventures in which the Company is a joint venture partner. The Subsidiary Credit Agreement is guaranteed by the Company and the joint venture partner, matures on May 31, 2001 and bears interest at a premium over the base rate announced by the agent bank or a premium over the LIBOR rate.

     The maximum amounts of financial services borrowings from banks and other financial institutions outstanding at any time during 1999, 1998 and 1997 were $83,485, $44,300, and $46,900, respectively. The average amounts of short-term debt outstanding from banks and other financial institutions during 1999, 1998 and 1997 were $20,164, $25,200, and $20,500, respectively, and the weighted average interest rates, without giving effect to commitment fees, were 6.5%, 6.5% and 6.7%, respectively. Computations of such rates were made based upon the weighted average of outstanding loan balances during the respective years.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(4) INCOME TAXES

     The Company and its subsidiaries file consolidated federal income tax returns. The components of the provision for income taxes consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Current --
  Federal...............................................  $35,772   $18,043   $21,547
  State.................................................    6,155     3,064     4,015
                                                          -------   -------   -------
                                                           41,927    21,107    25,562
                                                          -------   -------   -------
Deferred --
  Federal...............................................      873     2,271     1,762
  State.................................................      637     2,186       389
                                                          -------   -------   -------
                                                            1,510     4,457     2,151
                                                          -------   -------   -------
          Total provision...............................  $43,437   $25,564   $27,713
                                                          =======   =======   =======

     Deferred income taxes are determined based upon the difference between the financial reporting and tax basis of assets and liabilities. At December 31, 1999, the Company has recorded a net deferred tax liability of $8,332 which is comprised of deferred tax assets of $25,767 (including $5,913 relating to housing reserves which were expensed for financial reporting purposes but deferred for federal income tax purposes) and deferred tax liabilities of $34,099 (including $26,390 relating to interest expense capitalized for financial reporting purposes but expensed for federal income tax purposes). At December 31, 1998, deferred tax assets and deferred tax liabilities were $24,600 and $30,300, respectively, and were primarily attributable to the same items noted above.

     In connection with the Internal Revenue Service (the "IRS") examination of the Company's 1993 and 1992 federal income tax returns, the IRS disallowed certain previously reserved deductions taken by the Company in its 1993 tax return. In 1998, the Company was informed that its appeal of the IRS decision to disallow these deductions had been resolved in favor of the Company. As a result of this favorable ruling, the Company reduced its deferred tax liability and recognized an income tax benefit in 1998 totaling $7,474 related to these deductions. The decrease in the deferred tax liability increased basic and diluted earnings per share in 1998 by $.59 per share and $.54 per share, respectively.

     The following table reconciles the statutory federal income tax rate to the effective income tax rate for:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Tax provision at statutory rate.............................  35.0%    35.0%    35.0%
Increases (decreases) in taxes resulting from --
  State and local income taxes, net of Federal income tax
     provision..............................................   4.0      4.0      4.0
  Tax benefit...............................................    --     (8.4)      --
  Other, net................................................  (1.5)    (2.0)    (2.0)
                                                              ----     ----     ----
Effective rate..............................................  37.5%    28.6%    37.0%
                                                              ====     ====     ====

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(5) STOCKHOLDERS' EQUITY

     As of December 31, 1999, the Company's capital structure consisted of the following:

     Common Stock -- Authorized 50,000,000 shares, par value $.01 per share, issued 13,676,630 shares and outstanding 13,289,088 shares. At December 31, 1999, the Company had 2,023,622 shares of common stock reserved for issuance under the stock plans.

     In 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of outstanding common stock or Class B warrants, in the aggregate, from time to time in the open market and/or in private transactions. In addition, the Company's Board of Directors authorized an odd-lot repurchase program for holders of less than 100 shares of the Company's common stock. In December 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of outstanding common stock in the aggregate, from time to time in the open market and/or in private transactions.

     The Company repurchased 334,600 shares of the Company's common stock for an aggregate purchase price of $10,512 in 1999, repurchased 175,000 shares of common stock for an aggregate purchase price of $5,236 in 1998 and repurchased 157,743 shares of common stock (including 57,343 shares in the odd-lot program) and 8,100 Class B warrants for an aggregate purchase price of $4,266 in 1997. The cost of the repurchased shares has been included in "Treasury Stock" and the cost of the warrants has been deducted from "Capital in Excess of Par Value" in the accompanying consolidated balance sheets.

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

     Class B Warrants -- The Company had issued Class B warrants which allowed the holder to acquire an aggregate of 1,904,757 shares of common stock for $20 per share. Prior to their expiration in 1998, 1,848,277 warrants had been exercised, of which 1,837,941 warrants were exercised in 1998, and 8,100 warrants had been repurchased.

     Stockholder Rights Plan -- On November 7, 1996, the Company adopted a rights plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock and each outstanding share of the Company's outstanding convertible redeemable preferred stock held of record on December 4, 1996. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of the Company's Series A junior non-cumulative preferred stock ("Series A Preferred Stock") at a price of $80 ("Purchase Price"), subject to certain anti-dilution provisions. The rights

                     U.S. HOME CORPORATION AND SUBSIDIARIES
are not exercisable until the earlier to occur of (i) 10 days following a public announcement that (a) a person or group has acquired, or has the right to acquire, 15% or more of the outstanding shares of the Company's common stock or
(b) an institutional stockholder has acquired or has the right to acquire 20% or more of the outstanding shares of common stock, or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer for 15% or more of the then outstanding shares of common stock. In such event, each holder of a right (other than the person making the tender offer) shall have the right to receive, upon exercise, the number of shares of common stock or of 1/100th of a share of Series A Preferred Stock having a value of equal to two times the Purchase Price. In the event of any merger, consolidation or other transaction in which the Company's common stock is exchanged, each holder of a right, upon exercise, will be entitled to receive common stock of the acquiring company equal to two times the Purchase Price. Unless and until the rights become exercisable, they will be transferred with the Company's common stock. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.01 per right. Unless earlier redeemed or exchanged by the Company, the rights will expire on November 7, 2006. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

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

     As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company accounts for its stock option plans under the accounting rules prescribed by Accounting Principles Board Opinion No. 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value

                     U.S. HOME CORPORATION AND SUBSIDIARIES
method of accounting as recommended by SFAS No. 123, net income and earnings per share for 1999, 1998 and 1997 would have been reduced to the following proforma amounts:

                                                           1999      1998      1997
                                                          -------   -------   -------
Net income --
  As reported:
     Income before extraordinary loss...................  $72,395   $63,729   $47,187
     Extraordinary loss.................................  $    --   $ 3,026   $ 8,650
     Net income.........................................  $72,395   $60,703   $38,537
  Proforma:
     Income before extraordinary loss...................  $70,196   $62,629   $46,420
     Extraordinary loss.................................  $    --   $ 3,026   $ 8,650
     Net income.........................................  $70,196   $59,603   $37,770
Basic earnings per share --
  As reported:
     Income before extraordinary loss...................  $  5.41   $  4.99   $  4.08
     Extraordinary loss.................................  $    --   $  (.24)  $  (.75)
     Net income.........................................  $  5.41   $  4.75   $  3.33
  Proforma:
     Income before extraordinary loss...................  $  5.25   $  4.90   $  4.01
     Extraordinary loss.................................  $    --   $  (.24)  $  (.75)
     Net income.........................................  $  5.25   $  4.66   $  3.26
Diluted earnings per share --
  As reported:
     Income before extraordinary loss...................  $  5.30   $  4.68   $  3.50
     Extraordinary loss.................................  $    --   $  (.22)  $  (.62)
     Net income.........................................  $  5.30   $  4.46   $  2.88
  Proforma:
     Income before extraordinary loss...................  $  5.14   $  4.60   $  3.44
     Extraordinary loss.................................  $    --   $  (.22)  $  (.62)
     Net income.........................................  $  5.14   $  4.38   $  2.82

                     U.S. HOME CORPORATION AND SUBSIDIARIES

     A summary of the status of the stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                 1999                    1998                    1997
                         ---------------------   ---------------------   ---------------------
                                        WTD.                    WTD.                    WTD.
                                        AVG.                    AVG.                    AVG.
                                      EXERCISE                EXERCISE                EXERCISE
                           SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                         ----------   --------   ----------   --------   ----------   --------
Options outstanding
  At beginning of
     Year..............   1,310,692    $27.11     1,110,392    $25.40       639,500    $22.89
Options granted:
  Employee Plans.......     217,000    $27.78       220,000    $34.46       497,000    $28.28
  Director Plans.......       8,000    $31.70         8,000    $45.22         9,000    $24.35
Options exercised:
  Employee Plans.......        (800)   $26.13       (25,700)   $21.91       (23,108)   $18.79
  Director Plans.......          --    $   --            --    $   --        (9,000)   $22.67
Options forfeited:
  Employee Plans.......          --    $   --        (2,000)   $26.13        (3,000)   $24.36
  Director Plans.......          --    $   --            --    $   --            --    $   --
                         ----------              ----------              ----------
Options outstanding at
  end of year..........   1,534,892    $27.23     1,310,692    $27.11     1,110,392    $25.40
                         ==========              ==========              ==========
Options exercisable at
  end of year..........     894,499    $26.05       647,367    $24.69       578,069    $22.95
                         ==========              ==========              ==========
Weighted average fair
  value per share of
  option granted --
  Employee Plans.......  $     9.64              $    14.39              $     8.49
  Director Plans.......  $    13.52              $    19.06              $     9.64

     Options outstanding at December 31, 1999 had exercise prices ranging from $15.13 to $20.00, $22.71 to $33.44 and $35.38 to $47.56 per share and a weighted average remaining contractual life of 6.9 years. Options exercisable at December 31, 1999 had a weighted average remaining contractual life of 6.8 years. At December 31, 1999, 114,500 shares of common stock were available for granting of options, including 95,500 shares of common stock to non-employee directors.

     The fair value of each option granted in 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 5.9% for 1999, 5.4% for 1998, and 6.1% for 1997; expected lives of 6.1 years in 1999, 8.1 years in 1998 and 5.5 years for 1997; and expected volatility of 30.9% for 1999, 31.2% for 1998 and 25.0% for 1997.

  Stock Payment Plan

     The Company's employee stock payment plan (the "Payment Plan") provides that up to 25% of a key employee's annual incentive pay (compensation other than base salary), which is charged to expense when earned, may be payable in shares of the Company's common stock as determined by the Company's Board of Directors, of which up to 50% of the shares payable will vest to the employee not later than two years after the end of the incentive compensation year and will expire in the event the employee is not employed by the Company on the vesting date. Shares to be issued under the Payment Plan will be valued at the average closing price of the common stock for a ten consecutive trading day period as defined in the Payment Plan or closing price as of December 31 as determined by the compensation agreement. The Payment Plan, as

                     U.S. HOME CORPORATION AND SUBSIDIARIES
amended, has a 15-year term and commenced on January 1, 1994. In 1999, 10,120 shares were issued to corporate officers and key employees at prices ranging from $29.92 to $32.69 per share, in 1998, 9,095 shares were issued to officers and key employees at prices ranging from $25.05 to $45.09 per share and in 1997, 18,559 shares were issued to officers and key employees at prices ranging from $16.74 to $28.21 per share. As of December 31, 1999, 182,590 shares were available for issuance under the Payment Plan.

  Restricted Stock Plans

     The Company has two restricted stock plans for officers and other key employees (the "1994 Restricted Plan", the "1998 Restricted Plan" and collectively the "Restricted Plans") under which, a maximum of 370,000 shares (250,000 shares for the 1994 Restricted Plan and 120,000 shares for the 1998 Restricted Plan) of the Company's common stock may be granted as restricted stock. Participants in the 1994 Restricted Plan may not dispose of any of the stock granted for five years from date of grant and restrictions lapse at the rate of 20% of the stock granted per year, commencing with the end of the fifth year. Shares granted under the 1998 Restricted Plan will be granted at not less than the closing price of the common stock at date of grant. Participants in the 1998 Restricted Plan may not dispose of any of the stock granted until 2003 and restrictions lapse at the rate of 30% of the stock granted in 2003 and 10% per year thereafter. As defined in the Restricted Plans, the lapsing of the restrictions may be accelerated if certain stipulated improvements in the Company's financial performance over the base years are achieved or if a change in control occurs.

     In 1999, 1997 and 1995, a total of 251,008 restricted shares of the Company's common stock were issued to officers and other key employees. The market value of the shares issued has been charged to stockholders' equity as Unearned Compensation on Restricted Stock and is being amortized to expense over the terms of Restricted Plans. Based on the Company's performance in 1999, the 146,008 shares issued under the 1994 Restricted Plan vested with the release of the financial results for 1999. Accordingly, the Company expensed the unamortized market value related to these shares in 1999. As of December 31, 1999, 15,000 shares were available for issuance under the 1998 Restricted Plan.

  Non-Employee Director Stock Plan

     In 1997, the Company adopted a stock plan for non-employee directors (the "Director Stock Plan"). Under the Director Stock Plan, a maximum of 100,000 shares of the Company's common stock may be granted to non-employee directors as compensation for services as a director. Shares granted under the Director Stock Plan will be granted annually in an amount equal to each directors' base retainer at the closing price of the common stock on date of grant. In 1999, 6,096 shares were issued to non-employee directors at $34.12 per share. In 1998, 13,256 shares were issued to non-employee directors at prices ranging from $24.62 to $47.27 per share. As of December 31, 1999, 80,648 shares were available for issuance under the Director Stock Plan.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(7) EARNINGS PER SHARE

     Basic earnings per share includes the weighted average number of common shares outstanding for the periods. Diluted earnings per share includes (i) the assumed exercise of stock options, (ii) the dilutive effect of the Class B warrants through their exercise and expiration in June 1998 and the convertible redeemable preferred stock through its redemption and conversion in March 1997, and (iii) the assumed conversion of the Debentures through their redemption and conversion in September 1997. The following table summarizes the basic earnings per share and diluted earnings per share computations for 1999, 1998 and 1997:

                                                   1999          1998          1997
                                                -----------   -----------   -----------
Basic earnings per share:
  Income before extraordinary loss............  $    72,395   $    63,729   $    47,187
  Extraordinary loss..........................           --         3,026         8,650
                                                -----------   -----------   -----------
  Net income..................................  $    72,395   $    60,703   $    38,537
                                                ===========   ===========   ===========
  Weighted average number of shares...........   13,379,374    12,782,881    11,573,094
                                                ===========   ===========   ===========
  Earnings per share --
     Income before extraordinary loss.........  $      5.41   $      4.99   $      4.08
     Extraordinary loss.......................  $        --   $      (.24)  $      (.75)
     Net income...............................  $      5.41   $      4.75   $      3.33
Diluted earnings per share:
  Income before interest applicable to
     convertible subordinated debentures and
     extraordinary loss.......................  $    72,395   $    63,729   $    47,187
  Interest applicable to convertible
     subordinated debentures, net of income
     taxes....................................           --            --         1,818
                                                -----------   -----------   -----------
  Income before extraordinary loss, assuming
     dilution.................................       72,395        63,729        49,005
  Extraordinary loss..........................           --         3,026         8,650
                                                -----------   -----------   -----------
  Net income, assuming dilution...............  $    72,395   $    60,703   $    40,355
                                                ===========   ===========   ===========
  Weighted average number of common shares....   13,379,374    12,782,881    11,573,094
  Incremental shares from assumed
     conversions --
     Convertible preferred stock..............           --            --        19,070
     Contingent common shares.................       35,452        61,508        29,253
     Stock options............................      253,932       355,280       208,514
     Class B warrants.........................                    404,415       650,259
     Convertible subordinated debentures......           --            --     1,555,856
                                                -----------   -----------   -----------
  Adjusted weighted average number of common
     Shares...................................   13,668,758    13,604,084    14,036,046
                                                ===========   ===========   ===========
  Earnings per share --
     Income before extraordinary loss.........  $      5.30   $      4.68   $      3.50
     Extraordinary loss.......................  $        --   $      (.22)  $      (.62)
     Net income...............................  $      5.30   $      4.46   $      2.88

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(8) PROFIT SHARING

     The Company has a qualified profit sharing and 401(k) savings plan for the benefit of its employees which may be terminated at any time at the option of the Company. The annual contributions to the profit sharing portion of the plan may be made in such amounts as the Board of Directors of the Company determines. The Company matches portions of employees' voluntary contributions to the 401(k) savings portion of the plan. The Company provided for profit sharing and matching 401(k) contributions of $1,715 in 1999, $1,576 in 1998, and $1,484 in 1997.

(9) COMMITMENTS AND CONTINGENCIES

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

     As of December 31, 1999, the Company had refundable and nonrefundable deposits totaling $47,165 for options and contracts to purchase undeveloped land and finished lots having a total purchase price of approximately $533,860. The Company had incurred pre-development costs of $56,048 relating to these properties. These options expire at various dates through 2006.

     At December 31, 1999, the Company, in connection with managing interest costs, had an interest rate swap agreement outstanding with a notional amount of $50,000. The fair value of the agreement at December 31, 1999 was $30. The fair value is based on the estimated termination value and represents the amount the Company would have to pay to terminate the agreement at December 31, 1999.

     The Company is involved from time to time in litigation arising from the normal course of business, none of which, in the opinion of the Company, are expected to have a material adverse effect on the financial position or results of operations of the Company.

  Financial Services

     At December 31, 1999, Mortgage, in connection with managing the interest rate market risk on its inventory loans held for sale of $50,508 and Loan Quotes of $27,001, had outstanding $49,381 (face amount of $50,000 and estimated fair value of $48,591) of Forward Contracts and $26,798 of Forward Commitments which expire over the next three months, when the inventory loans are expected to be sold and Loan Quotes are expected to close. At December 31, 1999, the estimated fair value of the inventory loans and Loan Quotes hedged by Forward Contracts and not covered by the Forward Commitments was $50,102.

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

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(10) UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the year ended December 31, 1999 and 1998 is as follows:

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           1999        1999         1999            1999
                                         ---------   --------   -------------   ------------
Housing --
  Operating revenues...................  $392,337    $450,113     $462,676        $480,861
  Cost of products sold................  $320,161    $366,606     $376,549        $388,727
  Operating income.....................  $ 23,519    $ 27,189     $ 29,336        $ 33,818
Financial Services --
  Operating revenues...................  $  8,311    $  9,786     $ 10,790        $  9,582
  Operating income.....................  $  3,347    $  4,388     $  4,797        $  3,640
Corporate General and Administrative...  $  3,604    $  3,562     $  2,864        $  4,172
Net Income.............................  $ 14,539    $ 17,509     $ 19,544        $ 20,803
Basic Earnings Per Share...............  $   1.09    $   1.31     $   1.46        $   1.56
Diluted Earnings Per Share.............  $   1.06    $   1.28     $   1.43        $   1.55

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           1998        1998         1998            1998
                                         ---------   --------   -------------   ------------
Housing --
  Operating revenues...................  $327,443    $359,383     $373,158        $404,088
  Cost of products sold................  $264,845    $293,279     $304,344        $330,323
  Operating income.....................  $ 20,117    $ 21,392     $ 22,180        $ 25,901
Financial Services --
  Operating revenues...................  $  7,102    $  8,124     $  8,818        $  9,533
  Operating income.....................  $  2,400    $  3,076     $  3,571        $  3,706
Corporate General and Administrative...  $  3,334    $  3,141     $  3,390        $  3,185
Income before Extraordinary Loss.......  $ 19,559    $ 13,436     $ 14,088        $ 16,646
Extraordinary Loss.....................  $  1,530    $  1,496     $     --        $     --
Net Income.............................  $ 18,029    $ 11,940     $ 14,088        $ 16,646
Basic Earnings Per Share:
  Income before extraordinary loss.....  $   1.66    $   1.11     $   1.03        $   1.23
  Extraordinary loss...................  $   (.13)   $   (.12)    $     --        $     --
  Net income...........................  $   1.53    $    .99     $   1.03        $   1.23
Diluted Earnings Per Share:
  Income before extraordinary loss.....  $   1.49    $   1.01     $   1.00        $   1.20
  Extraordinary loss...................  $   (.12)   $   (.11)    $     --        $     --
  Net income...........................  $   1.37    $    .90     $   1.00        $   1.20

(11) RECEIVABLES

     The Company had housing and financial services receivables of approximately $5,907 in 1999 and $7,022 in 1998 that were due after one year. The 1999 balance due after one year included notes and mortgage notes receivable of $5,632 with interest rates ranging from 8% to 10%. A majority of the balance matures within 5 years.

                     U.S. HOME CORPORATION AND SUBSIDIARIES

(12) ACCRUED EXPENSES

     At December 31, 1999 and 1998, accrued expenses and other current liabilities consisted of the following:

                                                                1999      1998
                                                              --------   -------
Corporate and Housing --
  Customer deposits.........................................  $ 48,615   $38,711
  Salaries and other compensation...........................    23,271    16,515
  Interest..................................................    19,197    14,644
  Income taxes..............................................    10,651     5,895
  Taxes, other than income taxes............................     4,430     4,318
  Other.....................................................    11,247     9,073
                                                              --------   -------
                                                              $117,411   $89,156
                                                              ========   =======
Financial Services --
  Accounts payable..........................................  $  4,255   $24,441
  Other.....................................................     8,422     7,846
                                                              --------   -------
                                                              $ 12,677   $32,287
                                                              ========   =======

(13) SUBSEQUENT EVENTS

     In February 2000, Lennar Corporation ("Lennar") entered into a definitive agreement to acquire the Company through a merger in which the U.S. Home stockholders will receive a total of approximately $476 million, of which approximately one-half will be in cash and the remainder will be in common stock of Lennar (with the common stock portion, and therefore the total purchase price, subject to adjustment if the price of Lennar's stock is greater or lower than specified levels) in exchange for their stock. U.S. Home will become a wholly-owned subsidiary of Lennar. At the time the acquisition takes place, the Company's debt is expected to include bank debt and approximately $525 million of publicly-held debt. The holders of the publicly-held debt have the right to require U.S. Home to redeem such debt within 90 days of the completion of the transaction, and the lenders under the Company's Credit Facility can accelerate the debt outstanding thereunder. In addition, the bank debt of certain of the Company's subsidiaries may become due upon consummation of the merger. Lennar has informed the Company that it has access to the resources required to close the transaction and, if necessary, refinance U.S. Home's debt. The transaction is subject to approval by the stockholders of both companies, as well as expiration or termination of any applicable waiting periods under antitrust laws and other regulatory matters and other customary closing conditions. If the necessary stockholder and regulatory approvals are obtained and other closing conditions are satisfied, the Company expects the transaction to close by the end of May 2000.

     Lennar has informed the Company that Lennar will account for the proposed acquisition using the purchase method of accounting, which requires an allocation of the purchase price to the assets acquired and liabilities assumed. The Company's consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles. The Company's historical cost basis of its net assets (total shareholders' equity) is greater than the current estimated purchase price.

     In February 2000, the Company amended and restated its Credit Facility by increasing the commitment to $360,000 and extending the termination date to May 31, 2002. The other terms and conditions remained substantially the same as the prior Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                          SERVED AS
    NAME, AGE, PRINCIPAL OCCUPATION,      DIRECTOR
         OTHER DIRECTORSHIPS(1)             SINCE            BOARD COMMITTEE MEMBERSHIP
    --------------------------------      ---------          --------------------------
Glen Adams (61 yrs.); Private investor      1993
  and a director of certain
  companies(2)..........................              Finance; Nominating and Conflict of
                                                      Interest
Steven L. Gerard (54 yrs.); Chairman and    1993
  Chief Executive Officer of Great Point
  Capital, inc.(3)......................              Compensation and Stock Option; Finance
Kenneth J. Hanau, Jr. (73 yrs.);            1976
  Chairman of K&H Corrugated Case
  Corporation(4)........................              Audit: Compensation and Stock Option;
                                                        Executive
Isaac Heimbinder (56 yrs.); President,      1984
  Co-Chief Executive Officer and Chief
  Operating Officer of the Company(5)...              Executive
Malcolm T. Hopkins (72 yrs.); Private       1993
  investor and a director of several
  companies(6)..........................              Audit; Executive
Charles A. McKee (81 yrs.); Former          1978
  Chairman and Chief Executive Officer
  of Electrolux Corporation(7)..........              Audit; Compensation and Stock Option
George A. Poole, Jr. (68 yrs.); Private     1993
  investor and a director of several
  companies(8)..........................              Audit; Nominating and Conflict of
                                                      Interest
Herve Ripault (59 yrs.); Associate of       1982
  Optigestiom S.A., a French fund
  management company(9).................              Finance; Nominating and Conflict of
                                                      Interest
James W. Sight (44 yrs.); Private           1993
  investor and a director of several
  companies(10).........................              Compensation and Stock Option; Finance;
                                                        Nominating and Conflict of Interest
Robert J. Strudler (57 yrs.); Chairman      1984
  and Co-Chief Executive Officer of the
  Company(11)...........................              Executive

---------------

 (1) Unless otherwise indicated, Directors have held the position with the Company or have been engaged in the principal occupation indicated for at least five years.

 (2) Mr. Adams has been a private investor and a director of several companies since August 15, 1996. Mr. Adams was previously Chairman, President and Chief Executive Officer of Southmark Corporation from August 1990 until August 15, 1996. Southmark Corporation, a real estate and financial services company, was engaged in the liquidation of its assets pursuant to a Chapter 11 plan of reorganization which became effective in August 1990. Prior to joining Southmark, Mr. Adams served as Chairman, President and Chief Executive Officer of The Great Western Sugar Company, a sugar manufacturer, from 1986 to 1989 during its bankruptcy case. He previously served from 1983 to 1986 as Vice President and General Counsel of Hunt International Resources Corp., a holding company for Great Western and other entities. Mr. Adams serves as a director of Zale Corporation.

 (3) Mr. Gerard has been Chairman and Chief Executive Officer of Great Point Capital, Inc., an investment concern, since 1997. Mr. Gerard was previously Chairman and Chief Executive Officer of Triangle Wire & Cable Inc., a major manufacturer of electrical wire and cable products, and its successor, Ocean View Capital, Inc., from September 1992 to July 31, 1997. Mr. Gerard was previously Chief Executive Officer and Director of Mountleigh Group, PLC ("Mountleigh"), a London-based company engaged in property management and retailing, from April 1992 to July 1992. Mr. Gerard was hired in connection with the restructuring of Mountleigh. In connection with the restructuring, Mountleigh was placed in U.K. receivership on May 23, 1992. From July 1990 until April 1992, Mr. Gerard was a Senior Managing Director of Citibank, NA. ("Citibank"), responsible for credit, portfolio and risk management for Citibank's corporate and investment banking activities in the United States, Japan, Europe and Australia; from August 1987 to July 1990, he was Division Executive for the National Corporate Finance Division of Citibank and prior thereto, he was the Senior Corporate Workout Officer of the Institutional Recovery Management Division of Citibank. Mr. Gerard is also a director of The Fairchild Corporation.

 (4) Mr. Hanau is Chairman of K&H Corrugated Case Corporation, a manufacturer of corrugated packaging materials, located in Walden, New York, and has been associated with that company for more than five years. Mr. Hanau is also a director of Cosco Industries and Tinque, Brown, Inc.

 (5) Mr. Heimbinder has served as President, Co-Chief Executive Officer and Chief Operating Officer of the Company since April 26, 1995; prior thereto he had been President and Chief Operating Officer of the Company since May 12, 1986.

 (6) Mr. Hopkins has been a private investor and a director of several companies for more than the past five years. He served as Vice Chairman and Chief Financial Officer of the former St. Regis Corporation, a paper and forest products company with interests in oil and gas and insurance, from 1980 to 1984. Mr. Hopkins is a director of Columbia Energy Group, The Metropolitan Series Fund, Inc. and AFR HoldCo, Inc. Mr. Hopkins is also a trustee of State Street Research & Management Company.

 (7) Mr. McKee retired as Chairman and Chief Executive Officer of Electrolux Corporation, a manufacturer of vacuum cleaners and floor care products, located in Stamford, Connecticut, on June 30, 1983 and as Executive Vice President and Director of Sara Lee Corporation (formerly Consolidated Foods Corporation) on October 31, 1983 after having served in such capacities for more than five years. Mr. McKee is a director of Magnetic Analysis Corp.

 (8) Mr. Poole has been a private investor for more than the past five years. Mr. Poole serves as a director of Anacomp, Inc. and Harvard Industries, Inc.

 (9) Mr. Ripault has been an Associate of Optigestiom S.A., a French fund management company, since November 1991. Mr. Ripault retired in October 1991 as Chairman of the Board of Delahaye-Ripault, S.A., Agent de Change, a member of the Paris Stock Exchange, Paris, France. Mr. Ripault had been associated with such firm from June 1985 until his retirement. Mr. Ripault was associated with Societe des Maisons Phenix, a homebuilding company in France, from 1979 to 1985, during which time he was Executive Vice President -- Finance.

(10) Mr. Sight has been a private investor for more than the past five years. He has also served as Vice President and a director of Sight Leasing Co. Inc., a car leasing company, from 1978 until its dissolution in December 1992. Mr. Sight served as Co-Chairman and a director of Metro Airlines, Inc., a former regional feeder airline from December 1992 until its liquidation in 1995. Mr. Sight is also a director of United Recycling Industries and Westmoreland Coal Co.

(11) Mr. Strudler has served as Chairman and Co-Chief Executive Officer of the Company since April 26, 1995; and prior thereto he had been Chairman and Chief Executive Officer of the Company since May 12, 1986. Mr. Strudler also served as a director of the Company from January 27, 1983 until March 22, 1984.

     Information relating to the Company's executive officers is set forth in
Part I under the caption "Executive Officers of the Company."

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company is not aware of any reporting person, as defined in Item 405 of Regulation S-K, that failed to file on a timely basis, reports required by
Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth a summary of annual and long-term compensation (for 1999, 1998 and 1997) awarded to, earned by, or paid to the Chairman and Co-Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company (other than the Chairman and Co-Chief Executive Officer) whose total annual salary and bonus for the year ended December 31, 1999, was in excess of $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                            -------------------------------------
                                             ANNUAL COMPENSATION                      AWARDS              PAYOUTS
                                     ------------------------------------   ---------------------------   -------
            (a)               (b)      (c)         (d)           (e)            (f)            (g)          (h)         (i)
                                                                                            SECURITIES
                                                             OTHER ANNUAL    RESTRICTED     UNDERLYING     LTIP      ALL OTHER
                                      SALARY      BONUS      COMPENSATION   STOCK AWARDS   OPTIONS/SARS   PAYOUTS   COMPENSATION
NAME OF PRINCIPAL POSITION    YEAR    ($)(1)      ($)(2)         ($)         ($)(3)(4)        (#)(5)        ($)      ($)(6)(7)
--------------------------    ----   --------   ----------   ------------   ------------   ------------   -------   ------------
Robert J. Strudler;           1999   $600,000   $1,104,802      $   --        $166,250        80,000      $   --      $ 6,310
  Chairman and Co-Chief       1998    525,000      834,928          --              --            --          --        6,310
  Executive Officer           1997    475,000      688,000          --              --       225,000          --       20,890
Isaac Heimbinder;             1999   $590,000   $1,104,802      $   --        $166,250        80,000      $   --      $ 6,310
  President, Co-Chief         1998    515,000      834,928          --              --            --          --        6,310
  Executive Officer           1997    465,000      688,000          --              --       225,000          --       21,261
  and Chief Operating
  Officer
Craig M. Johnson;             1999   $250,000   $  250,000      $   --        $166,250         5,000      $   --      $ 5,825
  Senior Vice President --    1998    235,000      235,000          --              --        15,000          --        5,825
  Community Development       1997    210,000      210,000          --              --         5,000          --        4,725
Chester P. Sadowski;          1999   $190,000   $  180,000      $   --        $166,250         3,000      $   --      $ 7,428
  Senior Vice President --    1998    181,250      150,000          --              --         8,000          --        6,028
  Controller and Chief        1997    170,000      125,000          --              --         3,000          --        4,928
  Accounting Officer
Gary L. Frueh;                1999   $180,000   $  175,000      $   --        $166,250         3,000      $   --      $ 6,480
  Senior Vice President --    1998    168,750      225,000          --              --         8,000          --        6,480
  Tax and Audit               1997    152,000      114,000          --              --         3,000          --        5,213

---------------

(1) Amounts shown include the dollar value of base salary (cash and non-cash) earned by the executive officers named above.

(2) Amounts shown include the dollar value of bonuses (cash and non-cash) earned by the executive officers named above. Pursuant to the 1999 Corporate Officers' Incentive Compensation Program (the "1999 Program"), the 1998 Corporate Officers' Incentive Compensation Program (the "1998 Program") and the 1997 Corporate Officers' Incentive Compensation Program (the "1997 Program," and together with the 1999 Program and the 1998 Program, the "Incentive Programs"), the Board of Directors of the Company, on the recommendation of the Compensation and Stock Option Committee of the Board of Directors of the Company (the "Compensation Committee"), approved payment of incentive compensation to Messrs. Johnson, Frueh and Sadowski for services rendered in 1999, 1998 and 1997. In addition to the incentive compensation received under the 1998 Program, Mr. Frueh was awarded a special bonus of $75,000 for his work in connection with the successful completion of certain federal tax matters which is also included in the table above. Payment of contractual incentive compensation to

    Messrs. Strudler and Heimbinder was made pursuant to the terms and conditions of their respective employment agreements. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

(3) Amount shown for 1999 includes the dollar value of 5,000 shares of the Company's common stock awarded to the executive officers named above on April 22, 1999 pursuant to the 1998 Restricted Stock Plan, which was adopted by the Board of Directors of the Company on June 10, 1998 and approved by the Company's stockholders at the 1999 annual meeting of stockholders. Subject to forfeiture provisions and accelerated vesting provisions, 30% of the shares of the Company's common stock awarded to each employee will vest with each employee commencing in 2003. For each year thereafter, an additional 10% of the shares of the Company's common stock awarded will vest. With respect to shares of the Company's common stock issued but unvested, the participants shall have the right to vote such shares and to receive any cash dividends.

(4) The number and value of the aggregate unvested restricted stock holdings at the end of the last completed fiscal year for the executive officers named above are: each of Messrs. Strudler, Heimbinder, Johnson, Frueh and Sadowski -- 16,119 shares, with a value of $412,042.

(5) Pursuant to the 1997 Employee Plan, options were granted to acquire shares of the Company's common stock to certain officers and other employees of the Company. See "Stock Options."

(6) The Company has a qualified profit sharing plan for the benefit of its employees. There were no contributions made to the profit sharing plan in 1999. The amounts shown for 1998 and 1997 are comprised of the following:
    (i) contributions to the Company's profit sharing plan; (ii) 401(k) contributions by the Company; (iii) premium for a universal life insurance policy with a cash surrender value; and certain other benefits for Messrs. Strudler ($15,680) and Heimbinder ($16,051) in 1997. The amounts shown for 1999 are comprised of the following:

                                                               LIFE
                                                             INSURANCE
OFFICER                                             401(k)    PREMIUM    OTHER
-------                                             ------   ---------   ------
Robert J. Strudler................................  $4,800    $1,510         --
Isaac Heimbinder..................................  $4,800    $1,510         --
Craig M. Johnson..................................  $4,800    $1,025         --
Chester P. Sadowski...............................  $4,800    $1,228     $1,400
Gary L. Frueh.....................................  $4,800    $1,680         --

(7) Mr. Strudler and Mr. Heimbinder are also entitled to retirement benefits under their respective employment agreements on the terms and conditions specified therein. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

                                 STOCK OPTIONS

     The following table contains information concerning grants of options to acquire shares of the Company's common stock made during the year ended December 31, 1999 to the Chairman and Co-Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company (other than the Chairman and Co-Chief Executive Officer) whose total annual salary and bonus for the year ended December 31, 1999, was in excess of $100,000:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                        AT ASSUMED ANNUAL RATES
                                                                                      OF STOCK PRICE APPRECIATION
                                                  INDIVIDUAL GRANTS                         FOR OPTION TERM
                                  -------------------------------------------------   ---------------------------
              (a)                     (b)           (c)         (d)         (e)           (f)            (g)
--------------------------------  ------------   ----------   --------   ----------   -----------   -------------
                                                 % OF TOTAL
                                   NUMBER OF      OPTIONS/
                                   SECURITIES       SARS
                                   UNDERLYING    GRANTED TO   EXERCISE
                                    OPTIONS/     EMPLOYEES    OR BASE
                                  SARS GRANTED   IN FISCAL     PRICE     EXPIRATION
              NAME                 (# SH)(1)        YEAR       ($/SH)       DATE        5% ($)         10% ($)
--------------------------------  ------------   ----------   --------   ----------   -----------   -------------
Robert J. Strudler..............     30,000(2)      13.8%      $33.44      4/20/09     $630,859      $1,598,722
                                     50,000(3)      23.0%      $24.94     10/15/09     $784,152      $1,987,197
Isaac Heimbinder................     30,000(2)      13.8%      $33.44      4/20/09     $630,859      $1,598,722
                                     50,000(3)      23.0%      $24.94     10/15/09     $784,152      $1,987,197
Craig M. Johnson................      5,000(3)       2.3%      $24.94     10/15/09     $ 78,415      $  198,719
Chester P. Sadowski.............      3,000(3)       1.4%      $24.94     10/15/09     $ 47,049      $  119,231
Gary L. Frueh...................      3,000(3)       1.4%      $24.94     10/15/09     $ 47,049      $  119,231

---------------

(1) The purpose of the 1997 Employee Plan is to provide an incentive to key employees, including officers and managerial or supervisory employees who are salaried employees of the Company, to remain in the employ of the Company and to have a proprietary interest in the Company. 500,000 shares of the Company's common stock have been reserved for issuance in accordance with the provisions of the 1997 Employee Plan.

    Options granted under the 1997 Employee Plan are intended to be designated as (i) "Incentive Stock Options" as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Tax Code"), (ii) nonqualified stock options or (iii) any combination of Incentive Stock Options and nonqualified stock options. In the event that a portion of an option cannot be exercised as an Incentive Stock Option by reason of the limitations contained in Section 422(d) of the Tax Code, such portion will be treated as a nonqualified stock option.

    Pursuant to the 1997 Employee Plan, the exercise price for any Incentive Stock Option and/or a nonqualified stock option will be the closing price of the Company's common stock on the NYSE on the date that such option is granted. No option granted under the 1997 Employee Plan may be exercised more than 10 years from the date such option is granted.

(2) As of April 20, 1999, pursuant to the 1997 Employee Plan, options to acquire an aggregate of 70,000 shares of the Company's common stock were granted to certain employees of the Company, including Messrs. Strudler and Heimbinder. The options granted to Messrs. Strudler and Heimbinder became exercisable upon grant.

(3) As of October 15, 1999, pursuant to the 1997 Employee Plan, options to acquire an aggregate of 145,000 shares of the Company's common stock were granted to certain employees of the Company, including Messrs. Strudler, Heimbinder, Johnson, Frueh and Sadowski. The options granted to Messrs. Strudler and Heimbinder became exercisable upon grant. The options granted to Messrs. Johnson, Frueh and Sadowski become exercisable in equal annual installments over a three year period commencing on October 15, 2000.

     The following table contains information concerning the exercise of stock options during the fiscal year ended December 31, 1999, and the fiscal year-end value of unexercised options by the Chairman and Co-Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company (other than the Chairman and Co-Chief Executive Officer) whose total annual salary and bonus for the year ended December 31, 1999, was in excess of $100,000:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

           (a)                 (b)          (c)                 (d)                         (e)
-------------------------  ------------   --------   -------------------------   -------------------------
                                                       NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED           IN-THE-MONEY
                              SHARES       VALUE          OPTIONS/SARS AT             OPTIONS/SARS AT
                           ACQUIRED ON    REALIZED          FY-END (#)                  FY-END ($)
          NAME             EXERCISE (#)     ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
          ----             ------------   --------   -------------------------   -------------------------
Robert J. Strudler.......         --           --         250,000/200,000               $378,288/$-0-
Issac Heimbinder.........         --           --         250,000/200,000               $378,288/$-0-
Craig M. Johnson.........         --           --           29,001/17,999              $77,555/$3,125
Chester P. Sadowski......         --           --           24,000/10,000              $74,680/$1,875
Gary L. Frueh............         --           --           17,000/10,000              $17,948/$1,875

             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

SECOND AMENDED AND RESTATED EMPLOYMENT AND CONSULTING AGREEMENTS

     Mr. Strudler entered into an Employment and Consulting Agreement with the Company on May 12, 1986, which was amended and restated on February 9, 1999, and Mr. Heimbinder entered into a similar Employment and Consulting Agreement with the Company on May 12, 1986, which was amended and restated on February 9, 1999 (collectively, the "Employment Agreements"). Each of the Employment Agreements was subsequently amended as of February 9, 2000 (the "2000 amendments"). The Employment Agreements currently provide for Messrs. Strudler's and Heimbinder's continued employment with the Company as Chairman and Co-Chief Executive Officer and President, Co-Chief Executive Officer and Chief Operating officer, respectively, until June 20, 2002 unless sooner terminated by Messrs. Strudler's or Heimbinder's voluntary resignation or otherwise terminated by Messrs. Strudler or Heimbinder pursuant to the terms of the applicable Employment Agreement (the "Employment Term"). The Employment Term shall automatically be extended for one additional year on June 20, 2000 (to June 20, 2003), and on each subsequent anniversary thereof, provided that either the Company or Messrs. Strudler and Heimbinder shall not have otherwise elected by notice in writing delivered to the other at least 90 days prior to any such anniversary. Under the Employment Agreements, during 1999, Messrs. Strudler and Heimbinder were paid annual base salaries of $600,000 and $590,000, respectively, and will be paid salaries thereafter which are subject to minimum increases equal to any increase in the cost of living in the preceding year, as measured by the Consumer Price Index -- U.S. City Averages, as published by the Bureau of Labor Statistics of the United States Department of Labor and which are subject to annual review by the Board. Messrs. Strudler and Heimbinder are also to be paid incentive compensation for each fiscal year that the Company is profitable based upon a formula set forth in the Employment Agreements. Pursuant to the Employment Agreements, Messrs. Strudler and Heimbinder are entitled to receive incentive compensation equal to the sum of the following: (i) one-half (1/2) of one percent (1%) of the first $10,000,000 of the Company's pre-tax income for such year, plus (ii) three-fourths (3/4) of one percent (1%) of the next $10,000,000 of the Company's pre-tax income for such year, plus (iii) one percent (1%) of the Company's pre-tax income for such year in excess of $20,000,000. Pursuant to the Employment Agreements, a portion of any compensation otherwise payable will be deferred if it would otherwise not be deductible by the Company because of the limitations set forth in Section 162(m) of the Tax Code. However, pursuant to the 2000 Amendments, the amount of income recognized in calendar year 2000 as a result of the vesting of otherwise restricted shares under the Restricted Stock Plan by reason of the Company's attainment of financial goals during calendar year 1999 will not be included in the determination of the amount deferred for either calendar year. In addition, Messrs. Strudler and Heimbinder agreed to serve as consultants to the Company for a period of five years after the Employment Term ceases, with consulting fees payable at 1999 rates of $153,280 and $143,390 per year, respectively, subject to cost of living adjustments, and, in the case of Mr. Strudler, will receive reimbursement of expenses for maintenance of an office and secretarial and transportation assistance in an amount not to exceed $50,000 per year. They will also be entitled to retirement benefits upon the later of attainment of age 58 or the end of the Employment Term equal to sixty percent (60%) of their highest monthly base salaries during the Employment Term. They may also elect an early retirement benefit in a reduced amount. The Company's obligation to pay these retirement benefits has been substantially provided for by annuities owned by a trust established by the Company for that purpose.

     Messrs. Strudler and Heimbinder may be terminated for cause, as defined in the Employment Agreements. If either Mr. Strudler or Mr. Heimbinder is terminated without cause during the Employment Term, he will be entitled to receive a lump sum cash payment equal to the sum of (i) the balance of the base salary which would have been paid during the remainder of the Employment Term (but not less than three years), (ii) an amount equal to bonuses earned, including any amounts deferred, in respect to the most recently completed three calendar years, (iii) the actuarial present value of retirement benefits (or, at the option of the employee, in monthly installments) under the Employment Agreement and (iv) an amount equal to any consulting fee payable under the Employment Agreement.

     If a "Control Change" (as defined below) is followed within two years by a "Material Change" (as defined below), each of Mr. Strudler and Mr. Heimbinder may terminate his employment and receive the payments referred to in clauses
(i), (ii) and (iv) of the preceding paragraph as well as the normal monthly retirement payments referred to in clause (iii) of the preceding paragraph. A "Material Change" occurs if (w) Mr. Strudler's or Mr. Heimbinder's respective employment is terminated without cause, (x) Mr. Strudler's or Mr. Heimbinder's respective functions, duties or responsibilities are adversely changed, (y) Mr. Strudler's or Mr. Heimbinder's respective base salary is reduced or (z) Mr. Strudler or Mr. Heimbinder is assigned to a place of employment which is more than 10 miles from his present place of employment and which is not the corporate headquarters of the Company. In addition, if a Control Change occurs, each of Mr. Strudler and Mr. Heimbinder may terminate his employment even if a Material Change has not occurred, but will not be entitled to receive the lump sum cash payment referred to in the preceding paragraph. However, each will serve as a consultant to the Company and be compensated at the 1999 rate of $153,280 (for Mr. Strudler) or $143,390 (for Mr. Heimbinder) per annum (subject to cost of living increases) for five years thereafter, and will be entitled to payment of the normal monthly retirement benefits and certain other benefits as provided under the Employment Agreements.

     Pursuant to the 2000 Amendments, each of Messrs. Strudler and Heimbinder is entitled to a "gross up" in the event that payments received by him if a Control Change is followed within two years by a Material Change, together with amounts payable in connection with any other arrangements maintained by the Company (the "Change in Control Payments"), are subject to the tax imposed by Section 4999 of the Tax Code (the "Excise Tax"). In that event, the Company will pay to Mr. Strudler or Mr. Heimbinder, as applicable, an additional lump sum cash amount such that the net amount retained by him after deduction of any Excise Tax and any tax and Excise Tax on the gross up will equal the amount of the Change in Control Payments. Pursuant to the 2000 Amendments, the Company agreed to indemnify each of Messrs. Strudler and Heimbinder for any out-of-pocket costs attributable to the filing of any refund or other claim.

     A Control Change occurs under the following circumstances: (i) a report on
Schedule 13D is filed pursuant to the Securities Exchange Act of 1934, indicating that any person other than the Company or a Company employee benefit plan has become a beneficial owner, directly or indirectly, of 15% or more of the combined voting power of the then-outstanding securities of the Company,
(ii) the purchase by any person of securities pursuant to a tender offer or exchange offer to acquire any shares of the Company's common stock (or securities convertible into such stock), if after the consummation of the offer, such person would be the beneficial owner, directly or indirectly, of 15% or more of the combined voting power of the then-outstanding securities of the Company, (iii) a consolidation or merger of the Company, approved by the Company's stockholders, (A) in which the Company is not the continuing or surviving corporation, (B) pursuant to which shares of the Company's common stock would be converted into cash, securities or other property or (C) with a corporation which prior to such consolidation or merger owned 15% or more of the cumulative voting power of the then-outstanding securities of the Company, (iv) any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company, approved by the Company's stockholders, or (v) a change of a majority of the members of the Board of Directors of the Company within a 12-month period, unless the election or nomination for election by the Company's stockholders of each new director during such 12-month period was approved by a vote of two-thirds of the directors then still in office who were on the Board of Directors of the Company at the beginning of such 12-month period.

CERTAIN OTHER CHANGE IN CONTROL ARRANGEMENTS

     On February 11, 1997, the Compensation Committee awarded options to purchase 200,000 shares of the Company's common stock to each of Messrs. Strudler and Heimbinder. Fifty percent of the options become exercisable on June 21, 2000 and the remaining options become exercisable on June 21, 2001. If (i) Messrs. Strudler or Heimbinder's employment with the Company is terminated by the Company for any reason other than (A) for cause (as defined in the Employment Agreements) or (B) death or disability, (ii) there has been a Material Change (as defined above) or (iii) a Control Change (as defined above) occurs, then, among other things, (1) the options and any other options already held by Messrs. Strudler or Heimbinder vest and become immediately exercisable, whether or not previously vested and exercisable and (2) any shares of the Company's common stock subject to restrictions already owned by Messrs. Strudler and Heimbinder will immediately vest and the restrictions will be of no further force.

AMENDED AND RESTATED KEY EMPLOYEES' SEVERANCE PAY PLAN

     The Board of Directors of the Company adopted the U.S. Home Corporation Key Employees' Severance Pay Plan (the "Severance Plan") on December 6, 1996, which was amended and restated on April 22, 1998. The purpose of the Severance Plan is to encourage continuity of employment by key employees by providing them with an incentive to remain in the employ of the Company despite the potential for a change of control of the Company. The executive officers of the Company (other than Messrs. Strudler and Heimbinder) and the presidents of operations of the Company are participants in the Severance Plan. Under the terms of the Severance Plan, a participant whose employment with the Company is terminated, whether voluntarily or involuntarily other than for Cause (as defined below), within one
(1) year after the occurrence of a Change of Control (as defined below) will be entitled to (i) receive an amount equal to the greater of (x) 12 months of such participant's base salary plus any bonuses received by the participant for the immediately preceding incentive year or (y) one month of such participant's base salary for each full year during which such participant was employed by the Company or its subsidiaries and (ii) continue to participate in each of the Company's employee benefit plans, policies or arrangements which provide insurance and medical benefits, on the same basis as the Company's other executive officers, for one year after the date of termination of employment. A participant whose employment with the Company is terminated by the Company other than for Cause or whose employment is Constructively Terminated (as defined below) within two years, but more than one (1) year, following a Change of Control will be entitled to (i) receive an amount equal to the greater of (a) 12 months of such participant's base salary or (b) one month of such participant's base salary for each full year during which such participant was employed by the Company or its subsidiaries and (ii) continue to participate in each of the Company's employee benefit plans, policies or arrangements which provide insurance and medical benefits, on the same basis as the Company's other executive offices, for one year after the date of termination of employment. The cash benefits under the Severance Plan described above are to be paid to a participant in a single lump sum in cash as soon as practicable (but in no event later than 30 days) after the participant's termination of employment.

     Under the Severance Plan, "Constructively Terminated" means a (i) reduction in an amount equal to or greater than 15% of a participant's base salary, (ii) material reduction in a participant's job function, duties or responsibilities or (iii) required relocation of a participant of more than 50 miles from such participant's current job location; provided, however, that the employment with the Company or its subsidiaries of a president of operations who is a participant will not be deemed to be Constructively Terminated in the event he or she is required to be a division chairman or division president with the Company or its subsidiaries and has job functions, duties or responsibilities of a division chairman or division president and/or is required to relocate in connection with such change in position; provided further, that the employment of a participant will not be deemed Constructively Terminated unless such participant actually terminates his or her employment with the Company within 60 days after the occurrence of an event specified in clauses (i), (ii) or (iii) above.

     Under the Severance Plan, "Cause" means (i) a participant's continuing willful failure to perform his or her duties (other than as a result of total or partial incapacity due to physical or mental illness), (ii) gross negligence or malfeasance by a participant in the performance of his or her duties, (iii) an act or acts on the part of a participant constituting a felony under the laws of the United States, or any state thereof, which results or was intended to result directly or indirectly in gain or personal enrichment by such participant at the expense of the Company or its subsidiaries or (iv) breach of any of the provisions of the Severance Plan pertaining to confidentiality and competitive activities.

     Under the Severance Plan, "Change of Control" means any of the following:
(i) a report on Schedule 13D is filed pursuant to Section 13(d) of the Exchange Act, disclosing that any person, other than the Company (or one of its subsidiaries) or any employee benefit plan sponsored by the Company (or one of its subsidiaries), is the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of the then-outstanding equity of the Company;
(ii) any transaction or a series of related transactions (as a result of a tender offer, merger, consolidation or otherwise whether or not the Company is the continuing or surviving entity) that results in, or is connection with, any person, other than the Company (or one of its subsidiaries) or any employee benefit plan sponsored by the Company (or one of its subsidiaries), acquiring beneficial ownership, directly or indirectly, of 50% or more of the combined voting power of the then-outstanding equity of the Company or of any person that possesses beneficial ownership, directly or indirectly, or 50% or more of the combined voting power of the then-outstanding equity of the Company; (iii) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Company to any person in one transaction or a series of related transactions; provided, that a transaction where the holders of all classes of the then-outstanding equity of the Company immediately prior to such transaction own, directly or indirectly, 50% or more of the aggregate voting power of all classes of equity of such person immediately after such transaction will not be a Change of Control under this clause (iii); (iv) the liquidation or dissolution of the Company; provided, that a liquidation or dissolution of the Company which is part of a transaction or series of transactions that does not constitute a Change of Control under the "provided" clause of clause (iii) above will not constitute a Change of Control under this clause (iv); or (v) a change of a majority of the members of the Board of Directors of the Company within a 12-month period, unless the election or nomination for election by the stockholders of the Company or each new director during such 12-month was approved by a vote of two-thirds of the directors then still in office who were on the Board of Directors of the Company at the beginning of such 12-month period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during the year ended December 31, 1999 were Messrs. Gerard, Hanau, McKee and Sight. No such person was an officer or employee of the Company during the year ended December 31, 1999 or was formerly an officer of the Company.

                             DIRECTOR COMPENSATION

     Directors, other than those who are officers of the Company, receive the following cash compensation: membership on the Company's Board of Directors -- $26,000 per annum; each committee membership -- $1,600 per annum; each committee chairmanship -- $1,600 per annum; attendance at each Board of Directors and committee meeting -- a per diem fee of $1,000. Directors who are officers of the Company receive no compensation for their services as directors.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLANS

     Under the Director Plans, nondiscretionary grants of options are made to non-employee members of the Board. Each person who becomes a non-employee director of the Company is granted an option to acquire 5,000 shares of the Company's common stock at the time such person first becomes a non-employee director of the Company. On the date of each annual meeting or special meeting in lieu of annual meeting of the Company's stockholders, each person who continues to serve as a non-employee director of the Company immediately after such meeting shall be granted options to acquire 1,000 shares of the Company's common stock; provided, that he or she has served as a non-employee director for at least six months prior to such meeting.

     Under the Director Plans, the non-employee directors of the Company were each granted an option to acquire 1,000 shares of the Company's common stock immediately following the Company's 1999 annual meeting of stockholders at an exercise price of $31.70 per share.

AMENDED AND RESTATED RETIREMENT PLAN FOR NON-EMPLOYEE DIRECTORS

     Prior to April 23, 1997, non-employee directors were entitled to participate in the Company's Retirement Plan for Non-Employee Directors under which a non-employee director would receive a retirement benefit for the number of full months of service as a director from January 1, 1985 to the month prior to retirement. The retirement benefit is an amount equal to the annual cash retained payable to non-employee directors at the time of such directors' retirement, payable in equal monthly installments.

     On April 23, 1997, the Company's Board of Directors approved the Amended and Restated Retirement Plan for Non-Employee Directors (the "Directors' Retirement Plan"), which ceased further accruals under the Directors' Retirement Plan and gave such directors who were then participating in the Directors' Retirement Plan the right to (i) terminate participation in and surrender any and all rights to benefits under the Directors' Retirement Plan in exchange for the issuance on January 2, 1998 of a number of shares of the Company's common stock determined by dividing the affected participants' accrued retirement benefits under the Directors' Retirement Plan as of April 23, 1997 by $24.625 (the closing price of the Company's common stock on April 23, 1997), or (ii) continue participation in the Directors' Retirement Plan with accrued retirement benefits through April 23, 1997 but without any further accruals thereafter.

     All of the non-employee directors elected to terminate participation in the Directors' Retirement Plan except for Mr. Hopkins. Mr. Hopkins will continue to participate in the Directors' Retirement Plan and shall retain his retirement benefits accrued though April 23, 1997 but will not be entitled to any further accruals. On January 2, 1998, in accordance with such election, shares of the Company's common stock were issued as follows: Messrs. Adams, Gerard, McDonald, Poole and Sight -- 3,717; Mr. Hanau -- 1,118; Mr. McKee -- 2,499; and Mr. Ripault -- 5,910.

NON-EMPLOYEE DIRECTOR STOCK PLAN

     Under the Director Stock Plan, on the date of election as a director at each annual meeting, each participant shall receive as additional compensation for service as a director for the succeeding year the number of shares of the Company's common stock equal to the annual cash retainer payable to each director for such year, divided by the closing price of the common stock on the NYSE on the date of such election.

     Participants elected or appointed other than at an annual meeting of the Company's stockholders will be issued a pro rata number of shares of the Company's common stock based upon the number of months to be served in the year between annual meetings. Participants who voluntary resign or become employed by the Company prior to the April 15th which immediately follows the issuance of such shares will forfeit all such shares. Participants who otherwise cease to be directors, including the death or disability of such participants, will forfeit a pro rata number of shares of the Company's common stock based upon the number of months served in the year between annual meetings. Participants may not transfer, sell, pledge, assign, encumber or otherwise dispose of shares pursuant to the Director Stock Plan until the April 15th which immediately follows the issuance of such shares, or the date on which participants cease to be directors.

     Shares of the Company's common stock will be issued in the name of the participant and the participant will be entitled to all rights of stockholder of the Company, including the right to vote the shares and to receive any declared dividends subject to the transfer and forfeiture provisions described in the preceding paragraph.

     On April 21, 1999, in accordance with the Director Stock Plan, 762 shares of the Company's common stock were issued to each director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's outstanding shares of common stock beneficially owned as of February 28, 2000, by (i) each director of the Company, (ii) the Chairman and Co-Chief Executive Officer and each of the four most highly compensated executive officers of the Company (other than the Chairman and Co-Chief Executive Officer), (iii) all directors and executive officers of the Company as a group and (iv) each person who owns more than five percent of the common stock. All information with respect to beneficial ownership has been furnished to the Company by the parties below.

                                                                      COMMON STOCK
                                                              ----------------------------
                                                              NUMBER OF SHARES    PERCENT
                   BENEFICIAL OWNERS(11)                        (1)(2)(3)(4)      OF CLASS
                   ---------------------                      ----------------    --------
Glen Adams..................................................        17,085             *
Steven L. Gerard............................................        17,085             *
Kenneth J. Hanau, Jr. ......................................        17,276             *
Isaac Heimbinder............................................       302,273(5)       2.27%
Malcolm T. Hopkins..........................................        15,368             *
Charles A. McKee............................................        34,692(6)          *
George A. Poole, Jr. .......................................        24,085             *
Herve Ripault...............................................        22,643             *
James W. Sight..............................................        14,585             *
Robert J. Strudler..........................................       296,983(7)       2.23%
Gary L. Frueh...............................................        44,162             *
Craig M. Johnson............................................        59,365             *
Chester P. Sadowski.........................................        46,248             *
All directors and executive officers of the Company as a
  group (17 persons)........................................     1,043,726          7.85%
FMR Corp.
  82 Devonshire Street
  Boston, MA 02109(8).......................................     1,142,545          8.59%
Greenhaven Associates, Inc.
  Three Manhattanville Road
  Purchase, NY 10577(9).....................................     1,223,945          9.21%
Wellington Management Company, LLP
  75 State Street
  Boston, MA 02109(10)......................................     1,168,495          8.79%

---------------

  *  Less than 1%.

 (1) Includes options which are fully exercisable pursuant to the Company's Employees' Stock Option Plans for the following number of shares of the Company's common stock: Mr. Heimbinder -- 250,000; Mr. Strudler -- 250,000; Mr. Johnson -- 29,001; Mr. Sadowski -- 24,000; Mr. Frueh -- 17,000; and all executive officers of the Company as a group -- 616,795.

 (2) Includes shares of the Company's common stock issued in connection with the Employee Stock Plan. Pursuant to the Employee Stock Plan, 25% of certain incentive compensation is paid in the Company's common stock, one-half of which vests immediately and the remainder of which vests two years after the end of the incentive compensation year. The number of shares of the Company's common stock issued pursuant to the Employee Stock Plan for incentive compensation for all executive officers of the

     Company as a group was 245 for 1999 and 505 for 1998 with an approximately equal number of shares of the Company's common stock credited to all executive officers of the Company as a group, for 1999 and 1998 that have not yet vested under the Employee Stock Plan.

 (3) Includes shares of the Company's common stock issued but not yet vested in connection with the Restricted Stock Plan. See "Executive
     Compensation -- Summary Compensation Table." The number of shares of the Company's common stock issued pursuant to the Restricted Stock Plan are as follows: Messrs. Heimbinder, Strudler, Johnson, Frueh and Sadowski each received 5,000 shares; and all executive officers of the Company as a group received 105,000 shares.

 (4) Includes fully exercisable options granted pursuant to the Directors' Plan to acquire the following number of shares of the Company's common stock:
     Mr. Adams -- 11,000; Mr. Gerard -- 11,000; Mr. Hanau -- 13,500; Mr.
     Hopkins -- 11,000; Mr. McKee -- 13,500; Mr. Poole -- 11,000; Mr.
     Ripault -- 13,500; and Mr. Sight -- 11,000.

 (5) Excludes 8,196 shares of the Company's common stock held in trust for Mr. Heimbinder's children and 2,500 shares of the Company's common stock held in a family foundation. Mr. Heimbinder disclaims beneficial ownership of such shares.

 (6) Excludes 775 shares of the Company's common stock owned by Mr. McKee's wife. Mr. McKee disclaims beneficial ownership of such shares.

 (7) Excludes 100 shares of the Company's common stock held in trust for Mr. Strudler's son. Mr. Strudler disclaims beneficial ownership of such shares.

 (8) FMR Corp. beneficially owns, through its wholly-owned subsidiary, Fidelity Management & Research Company ("Fidelity"), as an investment advisor to various investment companies (the "Funds"), 1,142,545 shares (8.59% of the Company's common stock). Of the amounts held by FMR Corp., 911,745 shares of the Company's common stock (6.86% of the total outstanding amount of the Company's common stock) are also beneficially owned by Fidelity Low-Priced Stock Fund, a fund for which Fidelity serves as investment advisor. Edward
     C. Johnson 3d ("Johnson"), as chairman and FMR through its control of Fidelity, and the funds each has sole power to dispose of the 1,142,545 shares owned by the Funds. Neither Johnson nor FMR has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Fidelity Management Trust Company ("FMTC"), a wholly-owned subsidiary of FMR, is the beneficial owner of 2,300 shares as a result of its serving as investment manager of institutional accounts. Johnson and FMR, through its control of FMTC, each has sole voting and dispositive power over 2,300 shares owned by the institutional accounts.

 (9) Greenhaven Associates, Inc. ("Greenhaven") beneficially owns, in its capacity as an investment advisor, shares which are owned of record by clients of Greenhaven. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of the Company's common stock. Greenhaven has the sole power to vote to the extent of 287,500 shares.

(10) Wellington Management Company, LLP ("WMC") beneficially owns, in its capacity as an investment advisor, shares which are owned of record by clients of WMC. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of the Company's common stock except for Vanguard Windsor Fund which has sole power to vote or to direct the vote of 1,168,495 shares of the Company's common stock and shared power to dispose or direct the disposition of 1,168,495 shares of the Company's common stock.

(11) In February 2000, Lennar entered into a definitive agreement to acquire the Company through a merger in which U.S. Home stockholders will receive a total of approximately $476 million, of which approximately one-half will be in cash and the remainder will be in common stock of Lennar (with the common stock portion, and therefore the total purchase price, subject to adjustment if the price of Lennar's stock is greater or lower than specified levels) in exchange for their stock. U.S. Home will become a wholly-owned subsidiary of Lennar. At the time the acquisition takes place, the Company's debt is expected to include bank debt and approximately $525 million of publicly-held debt. The holders of the publicly-held debt have the right to require U.S. Home to redeem such debt within 90 days of the completion of the transaction, and the lenders under the Company's Credit Facility can accelerate the debt outstanding thereunder. In addition, the bank debt of certain of the Company's subsidiaries may become due upon consummation of the merger. Lennar has informed the Company that it has access to the resources required to close the transaction and, if necessary, refinance U.S. Home's debt. The transaction is subject to approval by the stockholders of both companies, as well as expiration or termination of any applicable waiting periods under antitrust laws and other regulatory matters and other customary closing conditions. If the necessary stockholder and regulatory approvals are obtained and the other closing conditions are satisfied, the Company expects the transaction to close by the end of May 2000. The definitive merger agreement has been filed as an exhibit U.S. Home's current report on Form 8-K, which the Company filed with the Securities and Exchange Commission on February 28, 2000.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2. The following financial statements and financial statement schedules are filed as part of this Report:

     See Index to Financial Statements -- Item 8.

     (a) 3. Exhibits

            3.1          -- Restated Certificate of Incorporation of U.S. Home
                            Corporation effective on June 21, 1993. Incorporated by
                            reference from exhibit 3.1 to Registration Statement on
                            Form S-3 of U.S. Home Corporation (Registration No.
                            33-68966).
            3.1(i)       -- Certificate of Amendment of Restated Certificate of
                            Incorporation as filed with the State of Delaware on May
                            13, 1994. Incorporated by reference from exhibit 3.1 to
                            U.S. Home Corporation's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1994.
            3.1(ii)      -- Certificate of Retirement, dated as of September 11,
                            1995. Incorporated by reference from exhibit 3.1 to U.S.
                            Home Corporation's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1996.
            3.1(iii)     -- Certificate of Retirement, dated as of July 31, 1996.
                            Incorporated by reference from exhibit 3.2 to U.S. Home
                            Corporation's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1996.
            3.1(iv)      -- Certificate of Retirement, dated as of June 16, 1997.
                            Incorporated by reference from exhibit 3.1 to U.S. Home
                            Corporation's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1997.
            3.2          -- Certificate of Designation, Preferences and Rights of
                            Series A Junior Non-Cumulative Preferred Stock as filed
                            with the State of Delaware on December 2, 1996.
                            Incorporated by reference from exhibit 3.2 to U.S. Home
                            Corporation's Annual Report on Form 10-K for the period
                            ended December 31, 1996.
            3.3          -- Amended and Restated By-Laws of U.S. Home Corporation,
                            dated as of October 15, 1998. Incorporated by reference
                            from exhibit 3.1 to U.S. Home Corporation's Quarterly
                            Report on Form 10-Q for the period ended September 30,
                            1998.
           10.1          -- Fourth Amended and Restated Credit Agreement dated as of
                            February 14, 2000, between U.S. Home Corporation and Bank
                            One, N.A., as Administrative Agent, Guaranty Federal
                            Bank, F.S.B., as Syndication Agent, Credit Lyonnais New
                            York Branch, as Documentation Agent, and Bank One Capital
                            Markets, Inc., as Lead Arranger and Sole Bookrunner.
           10.2          -- Senior Indenture, dated as of February 16, 1996, by and between U.S. Home Corporation and IBJ Schroder Bank &
                            Trust Company, as Trustee, relating to U.S. Home
                            Corporation's 7.95% Senior Notes due 2001. Incorporated
                            by reference from exhibit 4.1 to U.S. Home Corporation's
                            Quarterly Report on Form 10-Q for the period ended March
                            31, 1996.
           10.2(i)       -- Officers' Certificate dated February 16, 1996,
                            establishing the form and terms of the $75 million
                            aggregate principal amount of 7.95% Senior Notes due
                            2001. Incorporated by reference from exhibit 4.2 to U.S.
                            Home Corporation's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1996.

           10.3          -- Senior Indenture, dated as of August 28, 1997, by and
                            between U.S. Home Corporation and IBJ Schroder Bank &
                            Trust Company, as trustee, relating to U.S. Home
                            Corporation's 8.25% Senior Notes due 2004 and 7.75%
                            Senior Notes due 2005. Incorporated by reference from
                            exhibit 10.2 to U.S. Home Corporation's Quarterly Report
                            on Form 10-Q for the period ended September 30, 1997.
           10.3(i)       -- Officer's Certificate establishing the form and terms of the 8.25% Senior Notes due 2004. Incorporated by
                            reference from exhibit 4.2 to U.S. Home Corporation's
                            Current Report on Form 8-K dated January 15, 1998.
           10.3(ii)      -- Officers' Certificate establishing the form and terms of the 7.75% Senior Notes due 2005. Incorporated by
                            reference from exhibit 10.6 to U.S. Home Corporation's
                            Annual Report on Form 10-K for the year ended December
                            31, 1997.
           10.4          -- Senior Subordinated Indenture, dated as of August 28,
                            1997, by and between U.S. Home Corporation and IBJ
                            Schroder Bank & Trust Company, as trustee, relating to
                            U.S. Home Corporation's 8.88% Senior Subordinated Notes
                            due 2007. Incorporated by reference from exhibit 10.3 to
                            U.S. Home Corporation's Quarterly Report on Form 10-Q for
                            the period ended September 30, 1997.
           10.4(i)       -- Officer's Certificate establishing the form and terms of the 8.88% Senior Subordinated Notes due 2007.
                            Incorporated by reference from exhibit 4.3 to U.S. Home
                            Corporation's Current Report on Form 8-K dated January
                            15, 1998.
           10.5          -- Senior Subordinated Indenture, dated as of February 19,
                            1999, by and between U.S. Home Corporation and IBJ
                            Whitehall Bank & Trust Company, as trustee, relating to
                            U.S. Home Corporation's 8.875% Senior Subordinated Notes
                            due 2009. Incorporated by reference from exhibit 10.1 to
                            U.S. Home Corporation's Quarterly Report on Form 10-Q for
                            the period ended March 31, 1999.
           10.5(i)       -- Officer's Certificate establishing the form and terms of the 8.875% Senior Subordinated Notes due 2009.
                            Incorporated by reference from exhibit 10.2 to U.S. Home
                            Corporation's Quality Report on Form 10-Q for the period
                            ended March 31, 1999.
           10.6          -- Rights Agreement, dated as of November 7, 1996, between
                            U.S. Home Corporation and First Chicago Trust Company of
                            New York, and exhibits thereto. Incorporated by reference
                            from exhibit 4 to U.S. Home Corporation's Current Report
                            on Form 8-K/A Amendment No. 1 filed November 18, 1996.
           10.7          -- U.S. Home Corporation 1997 Employees' Stock Option Plan.
                            Incorporated by reference from exhibit 10.7 to U.S. Home
                            Corporation's Annual Report on Form 10-K for the year
                            ended December 31, 1996.
           10.8          -- U.S. Home Corporation Amended and Restated 1996
                            Employees' Stock Option Plan. Incorporated by reference
                            from exhibit 10.8 to U.S. Home Corporation's Annual
                            Report on Form 10-K for the year ended December 31, 1996.
           10.9          -- U.S. Home Corporation Amended and Restated 1993
                            Employees' Stock Option Plan. Incorporated by reference
                            from exhibit 10.9 to U.S. Home Corporation's Annual
                            Report on Form 10-K for the year ended December 31, 1996.
           10.10         -- U.S. Home Corporation Second Amended and Restated
                            Employee Stock Payment Plan. Incorporated by reference
                            from exhibit 10.1 to U.S. Home Corporation's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1998.
           10.11         -- U.S. Home Corporation Third Amended and Restated
                            Corporate Officers and President of Operations Restricted
                            Stock Plan.
           10.12         -- U.S. Home Corporation 1998 Key Employee Restricted Stock
                            Plan. Incorporated by reference from exhibit 10.13 to
                            U.S. Home Corporation's annual report on Form 10-K for
                            the year ended December 31, 1998.

           10.13         -- U.S. Home Corporation Amended and Restated Non-Employee
                            Directors' Stock Option Plan. Incorporated by reference
                            from exhibit 10.10 to U.S. Home Corporation's Annual
                            Report on Form 10-K for the year ended December 31, 1996.
           10.14         -- U.S. Home Corporation Non-Employee Director Stock Plan.
                            Incorporated by reference from exhibit 10.15 to U.S. Home
                            Corporation's Form 10-K for the year ended December 31,
                            1997.
           10.15         -- U.S. Home Corporation 1998 Non-Employee Directors' Stock
                            Option Plan. Incorporated by reference from exhibit 10.16
                            to U.S. Home Corporation's Annual Report on Form 10-K for
                            the year ended December 31, 1997.
           10.16         -- U.S. Home Corporation Corporate Officers Incentive
                            Compensation Program for the Incentive Period January 1,
                            2000 to December 31, 2000.
           10.17         -- U.S. Home Corporation Corporate Officers Incentive
                            Compensation Program for the Incentive Period January 1,
                            1999 to December 31, 1999. Incorporated by reference from
                            exhibit 10.12 to U.S. Home Corporation's annual report on
                            Form 10-K for the year ended December 31, 1998.
           10.18         -- U.S. Home Corporation Amended and Restated Key Employees'
                            Severance Pay Plan. Incorporated by reference from
                            exhibit 10.12 to U.S. Home Corporation's annual report on
                            Form 10-K for the year ended December 31, 1998.
           10.19         -- U.S. Home Corporation Amended and Restated Retirement
                            Plan for Non-Employee Directors. Incorporated by
                            reference from exhibit 10.6 to U.S. Home Corporation's
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1997.
           10.20         -- Second Amended and Restated Employment and Consulting
                            Agreement dated as of February 9, 1999, between U.S. Home
                            Corporation and Robert J. Strudler. Incorporated by
                            reference from exhibit 10.1 to U.S. Home Corporation's
                            Current Report on Form 8-K dated February 16, 1999.
           10.21         -- First Amendment to the Second Amended and Restated
                            Employment and Consulting Agreement, dated as of February
                            9, 2000, between U.S. Home Corporation and Robert J.
                            Strudler.
           10.22         -- Second Amended and Restated Employment and Consulting
                            Agreement dated as of February 9, 1999, between U.S. Home
                            Corporation and Isaac Heimbinder. Incorporated by
                            reference from exhibit 10.2 to U.S. Home Corporation's
                            Current Report on Form 8-K dated February 16, 1999.
           10.23         -- First Amendment to the Second Amended and Restated
                            Employment and Consulting Agreement, dated as of February
                            9, 2000, between U.S. Home Corporation and Isaac
                            Heimbinder.
           10.24         -- Registration Rights Agreement dated as of June 21, 1993, between U.S. Home Corporation and Loomis, Sayles &
                            Company Incorporated, on behalf of certain holders of the
                            common stock of U.S. Home Corporation. Incorporated by
                            reference from exhibit 10.10 to Registration Statement on
                            Form S-3 of U.S. Home Corporation (Registration No.
                            33-68966).
           10.25         -- Trust Agreement, dated December 18, 1986, between U.S.
                            Home Corporation, as Grantor, and Kenneth J. Hanau, Jr.,
                            as Trustee, with respect to retirement benefits for Isaac
                            Heimbinder. Incorporated by reference from exhibit 10.25
                            to U.S. Home Corporation's Annual Report on Form 10-K for
                            the year ended December 31, 1986.
           10.26         -- Trust Agreement, dated December 18, 1986, between U.S.
                            Home Corporation, as Grantor, and Kenneth J. Hanau, Jr.,
                            as Trustee, with respect to retirement benefits for
                            Robert J. Strudler. Incorporated by reference from
                            exhibit 10.26 to U.S. Home Corporation's Annual Report on
                            Form 10-K for the year ended December 31, 1986.

           10.27         -- Letter, dated as of March 20, 1990, between U.S. Home
                            Corporation and William E. Reichard, as Successor
                            Trustee, with respect to Trust Agreements dated December
                            18, 1986 between U.S. Home Corporation, as Grantor,
                            Kenneth J. Hanau, Jr., as Trustee, with respect to
                            retirement benefits for Robert J. Strudler and Isaac
                            Heimbinder. Incorporated by reference from exhibit 10.19
                            to U.S. Home Corporation's Annual Report on Form 10-K for
                            the year ended December 31, 1992.
           10.28         -- Warehousing Credit and Security Agreement (single-family mortgage loans) dated as of October 1, 1999, between U.S.
                            Home Mortgage Corporation and Residential Funding
                            Corporation. Incorporated by reference from exhibit 10.1
                            to U.S. Home Corporation's Quarterly Report on Form 10-Q
                            for the period ended September 30, 1999.
           10.29         -- U.S. Home Corporation Amortizing Incentive Plan.
                            Incorporated by reference from exhibit 4.2 to
                            Registration Statement on Form S-8 of U.S. Home
                            Corporation (Registration No. 33-64712).
           10.30         -- Form of Indemnification Agreement for directors and
                            executive officers. Incorporated by reference from
                            exhibit 10.15 to Amendment No. 2 to Registration
                            Statement on Form S-1 of U.S. Home Corporation
                            (Registration No. 33-60638).
           10.31         -- Plan and Agreement of Merger, dated as of February 16,
                            2000, among Lennar Corporation, U.S. Home Corporation and
                            LEN Acquisition Corporation. Incorporated by reference
                            from exhibit 99.1 to U.S. Home Corporation's Current
                            Report on Form 8-K dated February 28, 2000.
           10.32         -- Voting Agreement, dated as of February 16, 2000, by and among U.S. Home Corporation and certain stockholders of
                            Lennar Corporation. Incorporated by reference from
                            exhibit 99.2 to U.S. Home Corporation's Current Report on
                            Form 8-K dated February 28, 2000.
           10.33         -- Amendment to Rights Agreement, dated February 16, 2000, between U.S. Home Corporation and First Chicago Trust
                            Company of New York, as rights agent. Incorporated by
                            reference from exhibit 99.3 to U.S. Home Corporation's
                            Current Report on Form 8-K dated February 28, 2000.
           21            -- Subsidiaries of U.S. Home Corporation
           23            -- Consent of Independent Public Accountants
           27            -- Financial Data Schedule

     (b) Report on Form 8-K

     No Current Report on Form 8-K was filed by the Company during October, November or December 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2000                        U.S. HOME CORPORATION

                                            By:    /s/ ISAAC HEIMBINDER
                                              ----------------------------------
                                              Isaac Heimbinder
                                              President, Co-Chief Executive
                                                Officer
                                              and Chief Operating Officer

                                            By:   /s/ CHESTER P. SADOWSKI
                                              ----------------------------------
                                              Chester P. Sadowski
                                              Senior Vice
                                                President -- Controller and
                                                Chief Accounting Officer
                                                (principal accounting officer)

                                            By:    /s/ THOMAS A. NAPOLI
                                              ----------------------------------
                                              Thomas A. Napoli
                                              Vice President -- Corporate
                                                Finance and Treasurer (principal
                                                financial officer)

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ ROBERT J. STRUDLER                  Director, Chairman and           March 15, 2000
-----------------------------------------------------    Co-Chief Executive Officer
                 Robert J. Strudler                      (principal executive officer)

                /s/ ISAAC HEIMBINDER                   Director, President, Co-Chief    March 15, 2000
-----------------------------------------------------    Executive Officer and Chief
                  Isaac Heimbinder                       Operating Officer

                   /s/ GLEN ADAMS                      Director                         March 15, 2000
-----------------------------------------------------
                     Glen Adams

                /s/ STEVEN L. GERARD                   Director                         March 15, 2000
-----------------------------------------------------
                  Steven L. Gerard

                                                       Director
-----------------------------------------------------
                Kenneth J. Hanau, Jr.

               /s/ MALCOLM T. HOPKINS                  Director                         March 15, 2000
-----------------------------------------------------
                 Malcolm T. Hopkins

                /s/ CHARLES A. MCKEE                   Director                         March 15, 2000
-----------------------------------------------------
                  Charles A. McKee

              /s/ GEORGE A. POOLE, JR.                 Director                         March 15, 2000
-----------------------------------------------------
                George A. Poole, Jr.

                  /s/ HERVE RIPAULT                    Director                         March 15, 2000
-----------------------------------------------------
                    Herve Ripault

                 /s/ JAMES W. SIGHT                    Director                         March 15, 2000
-----------------------------------------------------
                   James W. Sight

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            3.1          -- Restated Certificate of Incorporation of U.S. Home
                            Corporation effective on June 21, 1993. Incorporated by
                            reference from exhibit 3.1 to Registration Statement on
                            Form S-3 of U.S. Home Corporation (Registration No.
                            33-68966).
            3.1(i)       -- Certificate of Amendment of Restated Certificate of
                            Incorporation as filed with the State of Delaware on May
                            13, 1994. Incorporated by reference from exhibit 3.1 to
                            U.S. Home Corporation's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1994.
            3.1(ii)      -- Certificate of Retirement, dated as of September 11,
                            1995. Incorporated by reference from exhibit 3.1 to U.S.
                            Home Corporation's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1996.
            3.1(iii)     -- Certificate of Retirement, dated as of July 31, 1996.
                            Incorporated by reference from exhibit 3.2 to U.S. Home
                            Corporation's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1996.
            3.1(iv)      -- Certificate of Retirement, dated as of June 16, 1997.
                            Incorporated by reference from exhibit 3.1 to U.S. Home
                            Corporation's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1997.
            3.2          -- Certificate of Designation, Preferences and Rights of
                            Series A Junior Non-Cumulative Preferred Stock as filed
                            with the State of Delaware on December 2, 1996.
                            Incorporated by reference from exhibit 3.2 to U.S. Home
                            Corporation's Annual Report on Form 10-K for the period
                            ended December 31, 1996.
            3.3          -- Amended and Restated By-Laws of U.S. Home Corporation,
                            dated as of October 15, 1998. Incorporated by reference
                            from exhibit 3.1 to U.S. Home Corporation's Quarterly
                            Report on Form 10-Q for the period ended September 30,
                            1998.
           10.1          -- Fourth Amended and Restated Credit Agreement dated as of
                            February 14, 2000, between U.S. Home Corporation and Bank
                            One, N.A., as Administrative Agent, Guaranty Federal
                            Bank, F.S.B., as Syndication Agent, Credit Lyonnais New
                            York Branch, as Documentation Agent, and Bank One Capital
                            Markets, Inc., as Lead Arranger and Sole Bookrunner.
           10.2          -- Senior Indenture, dated as of February 16, 1996, by and between U.S. Home Corporation and IBJ Schroder Bank &
                            Trust Company, as Trustee, relating to U.S. Home
                            Corporation's 7.95% Senior Notes due 2001. Incorporated
                            by reference from exhibit 4.1 to U.S. Home Corporation's
                            Quarterly Report on Form 10-Q for the period ended March
                            31, 1996.
           10.2(i)       -- Officers' Certificate dated February 16, 1996,
                            establishing the form and terms of the $75 million
                            aggregate principal amount of 7.95% Senior Notes due
                            2001. Incorporated by reference from exhibit 4.2 to U.S.
                            Home Corporation's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1996.
           10.3          -- Senior Indenture, dated as of August 28, 1997, by and
                            between U.S. Home Corporation and IBJ Schroder Bank &
                            Trust Company, as trustee, relating to U.S. Home
                            Corporation's 8.25% Senior Notes due 2004 and 7.75%
                            Senior Notes due 2005. Incorporated by reference from
                            exhibit 10.2 to U.S. Home Corporation's Quarterly Report
                            on Form 10-Q for the period ended September 30, 1997.
           10.3(i)       -- Officer's Certificate establishing the form and terms of the 8.25% Senior Notes due 2004. Incorporated by
                            reference from exhibit 4.2 to U.S. Home Corporation's
                            Current Report on Form 8-K dated January 15, 1998.

           EXHIBIT
           NUMBER           DESCRIPTION
           ------           -----------
           10.3(ii)      -- Officers' Certificate establishing the form and terms of the 7.75% Senior Notes due 2005. Incorporated by
                            reference from exhibit 10.6 to U.S. Home Corporation's
                            Annual Report on Form 10-K for the year ended December
                            31, 1997.
           10.4          -- Senior Subordinated Indenture, dated as of August 28,
                            1997, by and between U.S. Home Corporation and IBJ
                            Schroder Bank & Trust Company, as trustee, relating to
                            U.S. Home Corporation's 8.88% Senior Subordinated Notes
                            due 2007. Incorporated by reference from exhibit 10.3 to
                            U.S. Home Corporation's Quarterly Report on Form 10-Q for
                            the period ended September 30, 1997.
           10.4(i)       -- Officer's Certificate establishing the form and terms of the 8.88% Senior Subordinated Notes due 2007.
                            Incorporated by reference from exhibit 4.3 to U.S. Home
                            Corporation's Current Report on Form 8-K dated January
                            15, 1998.
           10.5          -- Senior Subordinated Indenture, dated as of February 19,
                            1999, by and between U.S. Home Corporation and IBJ
                            Whitehall Bank & Trust Company, as trustee, relating to
                            U.S. Home Corporation's 8.875% Senior Subordinated Notes
                            due 2009. Incorporated by reference from exhibit 10.1 to
                            U.S. Home Corporation's Quarterly Report on Form 10-Q for
                            the period ended March 31, 1999.
           10.5(i)       -- Officer's Certificate establishing the form and terms of the 8.875% Senior Subordinated Notes due 2009.
                            Incorporated by reference from exhibit 10.2 to U.S. Home
                            Corporation's Quality Report on Form 10-Q for the period
                            ended March 31, 1999.
           10.6          -- Rights Agreement, dated as of November 7, 1996, between
                            U.S. Home Corporation and First Chicago Trust Company of
                            New York, and exhibits thereto. Incorporated by reference
                            from exhibit 4 to U.S. Home Corporation's Current Report
                            on Form 8-K/A Amendment No. 1 filed November 18, 1996.
           10.7          -- U.S. Home Corporation 1997 Employees' Stock Option Plan.
                            Incorporated by reference from exhibit 10.7 to U.S. Home
                            Corporation's Annual Report on Form 10-K for the year
                            ended December 31, 1996.
           10.8          -- U.S. Home Corporation Amended and Restated 1996
                            Employees' Stock Option Plan. Incorporated by reference
                            from exhibit 10.8 to U.S. Home Corporation's Annual
                            Report on Form 10-K for the year ended December 31, 1996.
           10.9          -- U.S. Home Corporation Amended and Restated 1993
                            Employees' Stock Option Plan. Incorporated by reference
                            from exhibit 10.9 to U.S. Home Corporation's Annual
                            Report on Form 10-K for the year ended December 31, 1996.
           10.10         -- U.S. Home Corporation Second Amended and Restated
                            Employee Stock Payment Plan. Incorporated by reference
                            from exhibit 10.1 to U.S. Home Corporation's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1998.
           10.11         -- U.S. Home Corporation Third Amended and Restated
                            Corporate Officers and President of Operations Restricted
                            Stock Plan.
           10.12         -- U.S. Home Corporation 1998 Key Employee Restricted Stock
                            Plan. Incorporated by reference from exhibit 10.13 to
                            U.S. Home Corporation's annual report on Form 10-K for
                            the year ended December 31, 1998.
           10.13         -- U.S. Home Corporation Amended and Restated Non-Employee
                            Directors' Stock Option Plan. Incorporated by reference
                            from exhibit 10.10 to U.S. Home Corporation's Annual
                            Report on Form 10-K for the year ended December 31, 1996.
           10.14         -- U.S. Home Corporation Non-Employee Director Stock Plan.
                            Incorporated by reference from exhibit 10.15 to U.S. Home
                            Corporation's Form 10-K for the year ended December 31,
                            1997.

           EXHIBIT
           NUMBER           DESCRIPTION
           ------           -----------
           10.15         -- U.S. Home Corporation 1998 Non-Employee Directors' Stock
                            Option Plan. Incorporated by reference from exhibit 10.16
                            to U.S. Home Corporation's Annual Report on Form 10-K for
                            the year ended December 31, 1997.
           10.16         -- U.S. Home Corporation Corporate Officers Incentive
                            Compensation Program for the Incentive Period January 1,
                            2000 to December 31, 2000.
           10.17         -- U.S. Home Corporation Corporate Officers Incentive
                            Compensation Program for the Incentive Period January 1,
                            1999 to December 31, 1999. Incorporated by reference from
                            exhibit 10.12 to U.S. Home Corporation's annual report on
                            Form 10-K for the year ended December 31, 1998.
           10.18         -- U.S. Home Corporation Amended and Restated Key Employees'
                            Severance Pay Plan. Incorporated by reference from
                            exhibit 10.12 to U.S. Home Corporation's annual report on
                            Form 10-K for the year ended December 31, 1998.
           10.19         -- U.S. Home Corporation Amended and Restated Retirement
                            Plan for Non-Employee Directors. Incorporated by
                            reference from exhibit 10.6 to U.S. Home Corporation's
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1997.
           10.20         -- Second Amended and Restated Employment and Consulting
                            Agreement dated as of February 9, 1999, between U.S. Home
                            Corporation and Robert J. Strudler. Incorporated by
                            reference from exhibit 10.1 to U.S. Home Corporation's
                            Current Report on Form 8-K dated February 16, 1999.
           10.21         -- First Amendment to the Second Amended and Restated
                            Employment and Consulting Agreement, dated as of February
                            9, 2000, between U.S. Home Corporation and Robert J.
                            Strudler.
           10.22         -- Second Amended and Restated Employment and Consulting
                            Agreement dated as of February 9, 1999, between U.S. Home
                            Corporation and Isaac Heimbinder. Incorporated by
                            reference from exhibit 10.2 to U.S. Home Corporation's
                            Current Report on Form 8-K dated February 16, 1999.
           10.23         -- First Amendment to the Second Amended and Restated
                            Employment and Consulting Agreement, dated as of February
                            9, 2000, between U.S. Home Corporation and Isaac
                            Heimbinder.
           10.24         -- Registration Rights Agreement dated as of June 21, 1993, between U.S. Home Corporation and Loomis, Sayles &
                            Company Incorporated, on behalf of certain holders of the
                            common stock of U.S. Home Corporation. Incorporated by
                            reference from exhibit 10.10 to Registration Statement on
                            Form S-3 of U.S. Home Corporation (Registration No.
                            33-68966).
           10.25         -- Trust Agreement, dated December 18, 1986, between U.S.
                            Home Corporation, as Grantor, and Kenneth J. Hanau, Jr.,
                            as Trustee, with respect to retirement benefits for Isaac
                            Heimbinder. Incorporated by reference from exhibit 10.25
                            to U.S. Home Corporation's Annual Report on Form 10-K for
                            the year ended December 31, 1986.
           10.26         -- Trust Agreement, dated December 18, 1986, between U.S.
                            Home Corporation, as Grantor, and Kenneth J. Hanau, Jr.,
                            as Trustee, with respect to retirement benefits for
                            Robert J. Strudler. Incorporated by reference from
                            exhibit 10.26 to U.S. Home Corporation's Annual Report on
                            Form 10-K for the year ended December 31, 1986.

           EXHIBIT
           NUMBER           DESCRIPTION
           ------           -----------
           10.27         -- Letter, dated as of March 20, 1990, between U.S. Home
                            Corporation and William E. Reichard, as Successor
                            Trustee, with respect to Trust Agreements dated December
                            18, 1986 between U.S. Home Corporation, as Grantor,
                            Kenneth J. Hanau, Jr., as Trustee, with respect to
                            retirement benefits for Robert J. Strudler and Isaac
                            Heimbinder. Incorporated by reference from exhibit 10.19
                            to U.S. Home Corporation's Annual Report on Form 10-K for
                            the year ended December 31, 1992.
           10.28         -- Warehousing Credit and Security Agreement (single-family mortgage loans) dated as of October 1, 1999, between U.S.
                            Home Mortgage Corporation and Residential Funding
                            Corporation. Incorporated by reference from exhibit 10.1
                            to U.S. Home Corporation's Quarterly Report on Form 10-Q
                            for the period ended September 30, 1999.
           10.29         -- U.S. Home Corporation Amortizing Incentive Plan.
                            Incorporated by reference from exhibit 4.2 to
                            Registration Statement on Form S-8 of U.S. Home
                            Corporation (Registration No. 33-64712).
           10.30         -- Form of Indemnification Agreement for directors and
                            executive officers. Incorporated by reference from
                            exhibit 10.15 to Amendment No. 2 to Registration
                            Statement on Form S-1 of U.S. Home Corporation
                            (Registration No. 33-60638).
           10.31         -- Plan and Agreement of Merger, dated as of February 16,
                            2000, among Lennar Corporation, U.S. Home Corporation and
                            LEN Acquisition Corporation. Incorporated by reference
                            from exhibit 99.1 to U.S. Home Corporation's Current
                            Report on Form 8-K dated February 28, 2000.
           10.32         -- Voting Agreement, dated as of February 16, 2000, by and among U.S. Home Corporation and certain stockholders of
                            Lennar Corporation. Incorporated by reference from
                            exhibit 99.2 to U.S. Home Corporation's Current Report on
                            Form 8-K dated February 28, 2000.
           10.33         -- Amendment to Rights Agreement, dated February 16, 2000, between U.S. Home Corporation and First Chicago Trust
                            Company of New York, as rights agent. Incorporated by
                            reference from exhibit 99.3 to U.S. Home Corporation's
                            Current Report on Form 8-K dated February 28, 2000.
           21            -- Subsidiaries of U.S. Home Corporation
           23            -- Consent of Independent Public Accountants
           27            -- Financial Data Schedule