Form 10-Q
period 2000-03-31
U S HOME CORP /DE/
filed 2000-05-15
CIK 101640

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such  filing requirements for the past 90 days.              YES X NO___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at April 30, 2000
Common stock, $.01 par value                        13,520,028 shares

                              U.S. HOME CORPORATION
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.     Financial Information

            Item 1.   Financial Statements

                      Consolidated Condensed Balance Sheets--
                      March 31, 2000 and December 31, 1999                3

                      Consolidated Condensed Statements of
                      Operations--Three Months Ended
                      March 31, 2000 and 1999                             5

                      Consolidated condensed Statements of
                      Cash Flow--Three Months Ended
                      March 31, 2000 and 1999                             6

                      Notes to Consolidated Condensed Financial
                      Statements                                          7

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                         12

            Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                                  16

Part II.    Other Information

            Item 4.   Submission of Matters to a Vote of Security
                      Holders                                            17

            Item 5.   Other Information                                  17

            Item 6.   Exhibits and Reports on Form 8-K                   19

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                                     ASSETS

                                                  March 31,   December 31,
                                                    2000        1999
                                                 ----------   -----------
                                                   (Unaudited)
HOUSING:
   Cash (including restricted funds) .........   $    7,747    $    6,170
   Receivables, net ..........................       59,464        30,329
   Single-Family Housing Inventories .........    1,275,834     1,245,375
   Option Deposits on Real Estate ............      114,605       103,213
   Other Assets ..............................       82,076        79,901
                                                 ----------    ----------
                                                  1,539,726     1,464,988
                                                 ----------    ----------

FINANCIAL SERVICES:
   Cash (including restricted funds) .........        7,365         6,596
   Residential Mortgage Loans ................       86,507        78,675
   Other Assets ..............................       19,769        22,732
                                                 ----------    ----------
                                                    113,641       108,003
                                                 ----------    ----------

CORPORATE:

   Cash and Other Assets ......................      35,100        29,649
                                                 ----------    ----------
                                                 $1,688,467    $1,602,640
                                                 ==========    ==========

   The accompanying notes are an integral part of these balance sheets

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,    December 31,
                                                      2000          1999
                                                 ------------    ------------
                                                 (Unaudited)
CORPORATE AND HOUSING:
  Accounts Payable ...........................   $   155,537    $   160,329
  Accrued Expenses and Other Current
    Liabilities                                      127,808        117,411
  Revolving Credit Facility ..................       158,000         97,000
  Long-Term Debt .............................       550,297        553,089
                                                 -----------    -----------
                                                     991,642        927,829
                                                 -----------    -----------

FINANCIAL SERVICES:
  Accrued Expenses and Other Current
    Liabilities                                       12,921         12,677
  Revolving Credit Facilities ................        87,185         83,485
                                                 -----------    -----------
                                                     100,106         96,162
                                                 -----------    -----------

                                                   1,091,748      1,023,991
                                                 -----------    -----------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized
    50,000,000 shares, outstanding
    13,214,260 shares at March 31, 2000
    and 13,289,088 shares at December 31, 1999           137            137
  Capital In Excess of Par Value .............       403,838        403,467
  Retained Earnings ..........................       210,002        190,456
  Unearned Compensation on Restricted Stock ..        (3,640)        (3,643)
                                                 -----------    -----------
                                                     610,337        590,417
  Less Treasury Stock, at cost, 462,370 shares
    at March 31, 2000 and 387,542 shares at
    December 31, 1999 ........................       (13,618)       (11,768)
                                                  -----------    -----------

    Total Stockholders' Equity ...............       596,719        578,649
                                                 -----------    -----------
                                                 $ 1,688,467    $ 1,602,640
                                                 ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                   (Unaudited)

                                                        Three-months Ended
                                                             March 31,
                                                       -------------------
                                                        2000            1999
                                                      --------        --------
HOUSING:

  Operating Revenues .............................    $467,108        $392,337
  Operating Costs and Expenses -
    Cost of products sold ........................     377,583         320,161
    Selling, general and administrative ..........      45,109          38,153
    Interest .....................................      11,216          10,504
                                                      --------        --------
                                                       433,908         368,818
                                                      --------        --------
  Housing Operating Income .......................      33,200          23,519
                                                      --------        --------

FINANCIAL SERVICES:
  Operating Revenues .............................      10,083           8,311
  General, Administrative and Other Expenses .....       5,797           4,964
                                                      --------        --------
  Financial Services Operating Income ............       4,286           3,347
                                                      --------        --------

CORPORATE GENERAL AND ADMINISTRATIVE .............       4,285           3,604

LENNAR MERGER EXPENSES ...........................       1,675            --
                                                      --------        --------

INCOME BEFORE INCOME TAXES .......................      31,526          23,262

PROVISION FOR INCOME TAXES .......................      11,980           8,723
                                                      --------        --------

NET INCOME .......................................    $ 19,546        $ 14,539
                                                      ========        ========

Basic Earnings Per Share .........................    $   1.48        $   1.09

Diluted Earnings Per Share .......................    $   1.45        $   1.06

         The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three-months Ended
                                                            March 31,
                                                  -------------------------
                                                     2000             1999
                                                  ----------     -----------
Net Cash Used in Operating Activities:            $  (51,224)    $  (46,281)
                                                  ----------     ----------

Net Cash Flows Used in Investing Activities:
  Decrease (increase) in restricted cash              (1,250)         1,456
  Principal collections on investments in
    mortgage loans                                       382             98
  Purchase of property, plant and equipment,
    net of disposals                                  (3,181)        (4,293)
  Other                                                   -            (117)
                                                  ----------     ----------
  Net cash used in investing activities               (4,049)        (2,856)
                                                  ----------     ----------

Net Cash Flows Provided by Financing Activities:
  Proceeds from revolving credit facilities,
    net of repayments                                 64,700        (62,599)
  Net proceeds from sale of senior subordinated
    notes                                                 -         122,113
  Repayment of notes and mortgage notes payable       (3,368)        (4,137)
  Repurchase of common stock                          (1,835)        (7,015)
                                                  ----------    -----------
  Net cash provided by financing activities           59,497         48,362
                                                  ----------    -----------

Net Increase (Decrease) in Cash                        4,224           (775)
Cash At Beginning of Period                            6,099          7,285
                                                  ----------    -----------
Cash At End of Period                             $   10,323    $     6,510
                                                  ==========    ===========

Supplemental Disclosure:
  Interest paid, before amount capitalized -
    Housing                                       $   27,544    $    20,418
    Financial Services                                   452            243
                                                  ----------    -----------
                                                  $   27,996    $    20,661
                                                  ==========    ===========
  Income taxes paid                               $    1,903    $       733
                                                  ==========    ===========

      The accompanying notes are an integral part of these statements.

                     U.S. HOME CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                             (Dollars in Thousands)

                                   (Unaudited)

(1)   ACQUISITION BY LENNAR CORPORATION

      In February 2000, U.S. Home Corporation ("U.S. Home" or the "Company") and Lennar Corporation ("Lennar") entered into a definitive agreement for Lennar to acquire the Company through a merger. At meetings held on April 28, 2000, the stockholders of the Company and Lennar approved the merger. Per the terms of the merger agreement as amended, U.S. Home completed the acquisition by Lennar on May 2, 2000 and the Company became a wholly-owned subsidiary of Lennar.

      Pursuant to a tender offer, Lennar completed the purchase for cash of substantially all of the Company's outstanding senior and senior subordinated indebtedness on May 3, 2000. Also Lennar repaid the balance outstanding under the Company's Credit Facility.

(2)   BASIS OF PRESENTATION AND SEGMENT INFORMATION

      Basis of Presentation -

      The accompanying consolidated condensed balance sheet as of December 31, 1999, which has been derived from audited financial statements, and the accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although the Company believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

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

      In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were normal and recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999 and its results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999.

      Because of the seasonal nature of the Company's business, the results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results for the full year.

      Segment Information -

      The Company's financial reporting segments consist of home building, financial services and corporate. The Company's home building operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues in the three-month periods ended March 31, 2000 and 1999 contributed by the home building operations. The Company is one of the largest single-family homebuilders in the United States based on homes delivered. The Company currently builds and sells homes in more than 240 new home communities in 33 market areas in 13 states. The Company offers a wide variety of moderately priced homes that are designed to appeal to the affordable, move-up and retirement and active adult buyers. The Company's financial services operations provide mortgage-banking services to the home building operations' customers. The Company originates, processes and sells mortgages to third party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors. Corporate primarily includes the operations of the Company's corporate office whose primary purpose is to provide financing, cash management, risk management, capital allocations, management reporting and general administration of the home building and financial services segments.

      Assets, operating revenues and operating income of the Company's reportable segments are included in the consolidated condensed balance sheets and consolidated condensed statements of operations.
      Expenditures for long-lived assets and depreciation and amortization expenses were insignificant for the three-month periods ended March 31, 2000 and 1999.

(3)   INVENTORIES

      The components of single-family housing inventories are as follows:

                                                      March 31,   December 31,
                                                        2000           1999
                                                     ----------   ------------
          Housing completed and under construction   $  506,346     $  463,563
          Models .................................      103,957        102,512
          Finished lots ..........................      205,272        209,827
          Land under development .................      323,309        328,683
          Land held for development or sale ......      136,950        140,790
                                                     ----------     ----------
                                                     $1,275,834     $1,245,375
                                                     ==========     ==========

(4)   REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

      Housing -

      The housing revolving credit facility and long-term debt consist of the following:

                                                      March 31,  December 31,
                                                         2000       1999
                                                     ---------   ------------
          Revolving credit facility ...............   $158,000     $ 97,000
                                                      --------     --------
          7.95% Senior notes due 2001 .............     75,000       75,000
          8.25% Senior notes due 2004 .............    100,000      100,000
          7.75% Senior notes due 2005 .............     99,820       99,811
          8.88% Senior subordinated notes due 2007     125,000      125,000
          8.875% Senior subordinated notes due 2009    124,101      124,076
          Notes and mortgage notes payable ........     26,376       29,202
                                                      --------     --------
                                                       550,297      553,089
                                                      --------     --------
                                                      $708,297     $650,089
                                                      ========     ========

      The Company has an unsecured revolving credit agreement (the "Credit Facility") with a group of banks. The Credit Facility was amended and restated in February 2000 to provide for borrowings of up to $360,000, of which up to $35,000 may be used for letter of credit obligations, subject to a borrowing base limitation. The amount available for borrowing under the Credit Facility is based on housing inventories, land, finished lots and closing proceeds receivables less outstanding senior debt borrowings (as defined), including amounts outstanding under the Credit Facility; as the amount invested in these categories changes, the amount of available borrowings will increase or decrease. At March 31, 2000, $188,389 of the Credit Facility commitment was available for borrowing. Borrowings bear interest at a premium over the London Interbank Offered Rate ("LIBOR") or the base rate announced by the agent bank. The Credit Facility, as amended, expires on May 31, 2002, but may be extended annually for successive one-year periods with the consent of the banks and contains numerous real estate and financial covenants, including restrictions on the incurrence of additional debt, creation of liens and the levels of land and housing inventories maintained by the Company and limits the payment of cash dividends in any fiscal quarter to fifty percent of the Company's consolidated net income (as defined in the credit agreement) for the preceding fiscal quarter.

      Housing notes and mortgage notes payable are primarily for the acquisition and development of land, with interest rates ranging from 8.0% to 10.0%. Assets pledged as collateral under these agreements totaled approximately $47,288 at March 31, 2000.

      Financial Services -

      The financial services credit facilities consist of the following:

                                              March 31,          December 31,
                                                2000                1999
                                             ----------          ------------
          Mortgage Credit Facility           $   77,485          $     76,185
          Subsidiary Credit Agreement             9,700                 7,300
                                             ----------          ------------
                                             $   87,185          $     83,485
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

(5)   INTEREST

      A summary of housing interest for the three-month periods ended March 31, 2000 and 1999 follows:

                                                         2000          1999
                                                      ----------   ---------
      Capitalized at beginning of period              $  84,878    $  68,750
      Capitalized                                        16,537       12,985
      Previously capitalized interest included in
        interest expense                                (11,216)     (10,504)
      Other                                                 (12)           9
                                                      ---------    ---------
      Capitalized at end of period                    $  90,187    $  71,240
                                                      =========    =========

      Financial services interest expense for the three-month periods ended March 31, 2000 and 1999, was $518 and $200, respectively, and is included in general, administrative and other expenses in the accompanying consolidated condensed statements of operations.

(6)   EARNINGS PER SHARE

      Basic earnings per share includes the weighted average number of common shares outstanding for the periods. Diluted earnings per share includes the assumed exercise of stock options. The following table
      summarizes   the   basic  earnings  and  diluted  earnings  per  share
      computations for the three-month periods ended March 31, 2000 and 1999:

                                                       2000          1999
                                                  -------------  -----------
      Basic earnings per share:
        Net income                                  $    19,546  $    14,539

        Weighted average number of common shares     13,218,735   13,345,945

        Earnings per share                          $      1.48  $      1.09
                                                    ===========  ===========

      Diluted earnings per share:
        Net income, assuming dilution               $    19,546  $    14,539

        Weighted average number of common shares     13,218,735   13,345,945
        Incremental shares from assumed conversions
          Contingent common shares                        3,287      111,999
          Stock options                                 237,525      315,693
                                                    -----------  -----------
        Adjusted weighted average number of
          common shares                              13,459,547   13,773,637
                                                    ===========  ===========
        Earnings per share                          $      1.45  $      1.06
                                                    ===========  ===========

(7)   TREASURY STOCK

      As of March 31, 2000, the Company had remaining Board of Directors authorization to repurchase up to 669,400 shares of outstanding common stock, in the aggregate, from time to time in the open market and/or in private transactions. During the three-month period ended March 31, 2000, the Company repurchased 71,000 shares of common stock for an aggregate purchase price of $1,835. The cost of the repurchased shares has been included in "Treasury Stock" in the accompanying consolidated condensed balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                     Housing

The following table sets forth certain financial information for the periods indicated (dollars in thousands, except average sales price):

                                             Three-Months Ended
                                                  March 31,
                                      ---------------------------------
                                          2000                  1999
                                      ----------            ----------
Revenues -
   Single-family homes                $  457,605            $  388,237
   Land and other                          9,503                 4,100
                                      ----------            ----------
     Total                            $  467,108            $  392,337
                                      ==========            ==========

Single-family homes -
   Gross margin amount                $   86,475            $   70,342
   Gross margin percentage                  18.9%                 18.1%
   Units delivered                         2,234                 2,092
   Average sales price                $  204,800            $  185,600
   New orders taken                        3,272                 2,962
   Backlog at end of period:
     Aggregate sales amount           $1,222,132            $1,029,452
     Units                                 5,381                 5,175
Selling, general and
   administrative expenses as a
   percentage of housing revenues            9.7%                  9.7%

Interest -
   Paid or accrued                    $   16,537            $   12,985
   Percentage capitalized                  100.0%                100.0%
   Previously capitalized
     interest included in
     interest expense                 $   11,216            $   10,504
   Percentage of housing revenues            2.4%                  2.7%

Revenues and Sales -

Revenues from sales of single-family homes for the three-month period ended March 31, 2000 increased 17.9% compared to the three-month period ended March 31, 1999. The increase resulted primarily from a 6.8% increase in the number of housing units delivered and a 10.3% increase in the average sales price. The average sales price reflects price increases, product and geographical mix and higher revenue contributions from options and upgrades sold through the Company's design centers.

New orders taken for the three-month period ended March 31, 2000 increased 10.5% compared to the same period in 1999. This increase in new orders taken reflects the continued strong demand for new single-family homes which the Company believes to be the result of several factors: an increase in the number of communities open, continued strength in the economy as evidenced by strong consumer confidence and high levels of employment, and an increase in family wealth.

Gross Margins -

The single-family homes gross margin percentage for the three-month period ended March 31, 2000 increased 80 basis points compared to the same period in 1999. The increase was primarily due to product and geographic mix and price increases.

Backlog -

The aggregate amount of sales backlog at March 31, 2000 increased 18.7% compared to March 31, 1999. The increase in the value of the backlog reflects the increase in the number of units under contract and the increase in the average sales price. Substantially all of the Company's backlog units at March 31, 2000, net of cancellations, are expected to result in revenues prior to March 31, 2001.

Selling, General and Administrative Expenses -

As a  percentage  of  housing  revenues,  selling,  general  and  administrative expenses for the three-month period ended March 31, 2000 remained the same as for the three-month period ended March 31, 1999. Actual selling, general and administrative expenses for the three-month period ended March 31, 2000 increased $6,956 million when compared to the same period in 1999. This increase was primarily due to increases in volume-related expenses ($2.5 million) resulting from increased deliveries in 2000 when compared to 1999 and increased compensation costs and marketing center expenses resulting from increased activities.

Interest -

Interest paid or accrued for the three-month period ended March 31, 2000 increased approximately 27.4% compared to the same period in 1999. The increase in 2000 is primarily due to an increase in the average outstanding debt which was primarily incurred in connection with the increases in single-family housing inventories resulting from increased activities.

The Company capitalizes interest cost into housing inventories and charges the previously capitalized interest to interest expense when the related inventories are delivered. The amount of interest capitalized and previously capitalized interest expensed in any period is a function of the amount of housing assets, land sales and the number of housing units delivered, average outstanding debt levels and average interest rates. Previously capitalized interest amounts charged to interest expense in the three-month period ended March 31, 2000 increased 6.8% compared to the three-month period ended March 31, 1999. The increase was attributable primarily to an increase in the number of housing units delivered and an increase in the average interest expense per housing unit delivered.

                               Financial Services

Revenues -

Revenues for the financial services segment for the periods indicated were as follows (dollars in thousands):

                                                         Three-Months
                                                             Ended
                                                          March 31,
                                                   ------------------------
                                                      2000          1999
                                                   --------       --------
    U.S. Home Mortgage Corporation and
      Subsidiary                                   $  8,785       $  7,097
    Other financial services operations               1,298          1,214
                                                   --------       --------
                                                   $ 10,083       $  8,311
                                                   ========       ========

The increase in U.S. Home Mortgage Corporation's ("Mortgage") revenues for the three-month period ended March 31, 2000 when compared to the three-month period ended March 31, 1999 was primarily due to the increase in mortgage loan originations and the increase in income from the sale of mortgage loans and servicing rights.

Mortgage's "capture rate" for providing financing to buyers of homes delivered by the Company remained substantially constant at 80% for the three-month period ended March 31, 2000 compared to 83% for the same period in 1999. Since a certain percentage of buyers typically elect to use other sources of financing, the Company believes Mortgage's capture rate is near the maximum capture rate.

                                      Other

Corporate General and Administrative -

Corporate general and administrative includes the operations of the Company's corporate office. As a percentage of total revenues, such expenses were .9% for the three-month periods ended March 31, 2000 and 1999. Actual corporate general and administrative expenses for the three-month period ended March 31, 2000 were $4.3 million, compared to $3.6 million for the three-month period ended March 31, 1999.

Merger Expenses -

Merger expenses include investment banking, legal and other fees incurred in conjunction with the Company's acquisition by Lennar.

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

Access to quality land and lot locations is an integral part of the Company's success. Typically, in order to secure the rights to quality locations and provide sufficient lead-time for development, the Company must acquire land rights well in advance of when orders for housing units are expected to occur. Primarily in its affordable and move-up home communities, the Company attempts to minimize its exposure to the cyclical nature of the housing market and its use of working capital by employing rolling lot options, which enable the Company to initially pay a small portion of the total lot cost and then purchase the lots on a scheduled basis. However, with the increase in the number of retirement and active adult communities, the use of rolling lot options as a percentage of the Company's total finished lot needs has and is expected to continue to decrease since the majority of the finished lots for these communities are developed on land owned by the Company. The retirement and active adult communities are generally long-term projects and require greater investments by the Company than are required for its affordable and move-up home communities. These communities generally include more units than the affordable and move-up communities and generally have more extensive amenities, including golf courses and clubhouses, which require substantial capital investment. The increases in land inventories in 2000 from 1999 were primarily the result of increased activities, including an increase in the Company's retirement and active adult community.

The Company has historically financed its working capital needs from operations and borrowings. The Company expects to fund its future working capital needs from its operations and from Lennar.

                               Financial Services

Mortgage's activities represent a substantial portion of the financial services activities. As loan originations by Mortgage are primarily from homes sold by the Company's home building operations, Mortgage's financial condition and liquidity are to a significant extent dependent upon the financial condition of the Company.

Financial services operating activities are affected primarily by the volume of Mortgage's loan originations and the timing of the sale of mortgage loans and related servicing rights to third party investors. Loans and servicing rights are generally sold to investors within 30 days after homes are delivered. In this regard, cash flow from financial services operating activities for 2000 provided more cash compared to 1999 primarily due to increased profitability and the timing of payments related to Mortgage's origination activities.

The Company finances its financial services operations primarily from short-term debt which is repaid with internally generated funds, such as from the origination and sale of residential mortgage loans and related servicing rights. As more fully discussed in Note 4 of Notes to Consolidated Condensed Financial Statements, the short-term debt consists of an $80 million secured revolving line of credit (the "Mortgage Credit Facility") which matures on September 30, 2001. While the Mortgage Credit Facility contains numerous covenants, including a debt to tangible net worth ratio and a minimum tangible net worth requirement, these covenants are not anticipated to significantly limit Mortgage's operations.

The Company does not guarantee any of its financial services subsidiaries' debt, except with respect to an unsecured credit agreement of a subsidiary of Mortgage. See Note 4 of Notes to Consolidated Condensed Financial Statements.

The Company believes that internally generated funds and the Mortgage Credit Facility will be sufficient to provide for Mortgage's working capital needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information included under Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

There have been no material changes in the Company's market risk during the three-months ended March 31, 2000.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At a special meeting of stockholders of the Company, held on April 28, 2000, the stockholders approved the Plan and Agreement of Merger, as amended. The votes of the Company's stockholders was as follows:

                                                           Broker
       In Favor           Opposed        Abstained        Non-vote
     ----------           -------        ---------        --------
      9,280,151            19,666           11,440             -0-

Item 5.  Other Information

     Additional Operating Data -

     The following table provides information (expressed in number of housing units) with respect to new orders taken, deliveries to purchasers of single-family homes and backlog by state for the three-month periods ended March 31, 2000 and 1999:

         States                      New Orders    Deliveries       Backlog
     -------------------          --------------  -------------   -----------
                                    2000   1999    2000    1999    2000  1999
                                  ------  -----   -----   -----   -----  ----
       Arizona                       433    365     264     293    600    665
       California                    299    240     162     244    420    417
       Colorado                      573    569     339     267  1,064    901
       Florida                       823    787     612     524  1,475  1,595
       Maryland/Virginia             269    197     159     125    383    260
       Minnesota                     243    218     144     112    353    306
       Nevada                         73     64      48      69    111    102
       New Jersey                    172    103     137     116    324    125
       Ohio                           16     24      17      23     26     50
       Texas                         371    395     352     319    625    754
                                  ------  -----   -----   -----  -----  -----
                                   3,272  2,962   2,234   2,092  5,381  5,175
       Joint venture activity (1)    102     71      99       3    274    135
                                  ------  -----   -----   -----  -----  -----
                                   3,374  3,033   2,333   2,095  5,655  5,310
                                  ======  =====   =====   =====  =====  =====

        (1) Includes communities owned by joint ventures in which the Company has a 50% interest. The table below sets forth the new orders taken, deliveries to customers and backlog of single-family homes of these joint ventures for the three-month periods ended March 31, 2000 and 1999:

                           2000                               1999
           ----------------------------------   ------------------------------
             Retirement   Affordable   Total    Retirement  Affordable   Total

 New Orders
   Taken        36           66         102         20          51          71
 Deliveries     13           86          99          -           3           3
 Backlog       101          173         274         55          80         135


      Cautionary Disclosure Regarding Forward-Looking Statements -

      Certain statements contained herein, in the Company's press releases, oral communications and other filings with the Securities and Exchange Commission that are not historical facts are, or may be considered to be, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such matters involve risks and uncertainties, including general economic conditions, fluctuations in interest rates, the impact of competitive products and prices, the supply of raw materials and prices, levels of consumer confidence and other risks referred to under the caption "Item 7. Other Cautionary Disclosure Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the disclosure set forth under such caption is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

        Exhibit 10.01   -   First  Amendment  to  Second  Amended and Restated
                            Warehousing Credit and Security Agreement, dated as of March 23, 2000, by and between U.S. Home
                            Corporation  and  Residential Funding Corporation.

        Exhibit 27      -   Financial Data Schedule

  (b)   Reports on Form 8-K

        On February 28, 2000, under Item 5 of Form 8-K the Company filed a Current Report on Form 8-K which included documents attached as exhibits relating to the Plan and Agreement of Merger By and Among the Company, Lennar and Len Acquisition Corporation, dated February 16, 2000, a voting agreement by and among the Company and certain stockholders of Lennar and an amendment to the rights Agreement between the Company and First Chicago Trust Company of New York.

        On April 13, 2000, under Item 5 of Form 8-K, the Company filed a Current Report on Form 8-K which included a document attached as an exhibit relating to the Amendment to Merger Agreement dated March 17, 2000, amending a Plan dated as of February 16, 2000.

        No other Current Reports on Form 8-K was filed by the Company during January, February, March, or April 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         U.S. HOME CORPORATION



Date:   May 11, 2000                     /s/  Isaac Heimbinder
                                         -------------------------------------
                                         Isaac Heimbinder

                                         President, Co-Chief Executive Officer
                                         and Chief Operating Officer

Date:   May 11, 2000                     /s/  Chester P. Sadowski
                                         -------------------------------------
                                         Chester P. Sadowski
                                         Senior  Vice President-Controller and
                                         Chief Accounting Officer

                                INDEX OF EXHIBITS

                                                                   Sequential
Exhibit                                                             Numbered
Number                                                                Page
------                                                             -----------

10.01     First Amendment  to Second Amended and Restated
          Warehousing Credit and Security Agreement dated
          as of March 23, 2000, by  and between U.S. Home
          Corporation and Residential Funding Corporation.               23

27        Financial Data Schedule                                        27